Form 10-Q
period 2025-03-31
NewHold Investment Corp. III
filed 2025-05-13
CIK 2043699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-42541

NEWHOLD INVESTMENT CORP III

(Exact name of registrant as specified in its charter)

Cayman Islands	32-0781832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

52 Vanderbilt Avenue, Suite 2005 New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 653-0153

Not applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	NHICU	Nasdaq Global Market
Class A ordinary shares included as part of the units	NHIC	Nasdaq Global Market
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	NHICW	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 12, 2025, there were 20,905,100 shares of the Company’s Class A ordinary shares and 6,707,663 shares of the Company’s Class B ordinary shares issued and outstanding.

NEWHOLD INVESTMENT CORP III

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NEWHOLD INVESTMENT CORP III
CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,762,000	$55,000
Prepaid expenses	289,000	-
Deferred offering costs	-	327,000
Total current assets	2,051,000	382,000

Non-current asset – cash held in Trust Account	202,913,000	-
Total assets	$204,964,000	$382,000

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (including approximately $75,000 and $0 of offering costs at March 31, 2025 and December 31, 2024, respectively)	$97,000	$-
Accrued liabilities (including approximately $0 and $207,000 of offering costs at March 31, 2025 and December 31, 2024, respectively)	89,000	207,000
Promissory note – related party	-	240,000
Total current liabilities	186,000	447,000
Other liabilities:
Deferred underwriting fee payable	7,044,000	-
Total liabilities	7,230,000	447,000
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 20,125,000 and 0 shares at $10.08 and $0.00 per share at March 31, 2025 and December 31, 2024, respectively	202,913,000	-
Shareholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at March 31, 2025 and December 31, 2024	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 authorized shares; 780,100 and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024 (excluding 20,125,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value, 20,000,000 authorized shares; 6,707,663 shares issued and outstanding at March 31, 2025 and December 31, 2024(1)	1,000	1,000
Additional paid-in capital	-	24,000
Accumulated deficit	(5,180,000)	(90,000)
Total shareholders’ deficit	(5,179,000)	(65,000)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$204,964,000	$382,000

(1)	Included up to 874,912 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP III
CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

Three months ended March 31, 2025
General and administrative costs	$267,000
Loss from operations	(267,000)
Other income
Income from Trust Account	657,000
Income from operating account	3,000
Other income	660,000
Net income	$393,000

Weighted average Class A ordinary shares outstanding - basic and diluted	6,736,068
Class A ordinary shares - basic and diluted net income per share	$0.03

Weighted average Class B ordinary shares outstanding - Basic and diluted	6,707,663
Class B ordinary shares - basic net income per share	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP III
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the three months ended March 31, 2025

(UNAUDITED)

	Ordinary Shares
	Class A Ordinary Shares	Amount	Class B Ordinary Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balances, December 31, 2024	-	$-	6,707,663	$1,000	$24,000	$(90,000)	$(65,000)
Issuance of 780,100 Private Placement Units to Sponsor and underwriter at $10.00 per unit	780,100	-	-	-	7,801,000	-	7,801,000
Estimated fair value of 10,062,500 Public Warrants issued as part of Units sold in the Offering	-	-	-	-	1,509,000	-	1,509,000
Allocated value of transaction costs to Public and Private Warrants	-	-	-	-	(107,000)	-	(107,000)
Accretion in value of Class A ordinary shares	-	-	-	-	(9,227,000)	(5,483,000)	(14,710,000)
Net income	-	-	-	-	-	393,000	393,000
Balances, March 31, 2025 (unaudited)	780,100	$-	6,707,663	$1,000	$-	$(5,180,000)	$(5,179,000)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP III
CONDENSED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2025

(UNAUDITED)

Cash flows from operating activities
Net income	$393,000
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on Trust Account	(657,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(289,000)
Increase in accounts payable	22,000
Increase in accrued expenses	89,000
Net cash used in operating activities	(442,000)
Cash used in investing activities
Investment of cash into Trust Account	(202,256,000)
Net cash from in investing activities	(202,256,000)
Cash flows from financing activities
Proceeds from Sponsor Note	2,000
Repayment of Sponsor Note	(242,000)
Proceeds from sale of Units	201,250,000
Proceeds from sale of Private Placement Units	7,801,000
Payment of underwriting discounts and reimbursements	(4,075,000)
Payment of offering costs	(331,000)
Net cash provided by financing activities	204,405,000
Net increase in cash	1,707,000
Cash and cash equivalents – beginning of period	55,000
Cash and cash equivalents – end of period	$1,762,000
Supplemental disclosure of noncash activities:
Deferred underwriting payable	$7,044,000
Deferred offering costs included in accounts payable	$75,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

(UNAUDITED)

Note 1 — Description of Organization and Business Operations

Organization and General

NewHold Investment Corp III (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on August 13, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”).

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from August 13, 2024 (inception) through March 31, 2025 relates to the Company’s formation and the Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Offering

The Company’s Sponsor is NewHold Industrial Technology III LLC (the “Sponsor”). The Company intends to finance its Initial Business Combination with proceeds from the Offering of $201,125,000 of Units (as defined below) (see Note 3) and a private placement of 780,100 of Private Placement Units (as defined below) for an aggregate of $7,801,000 (see Note 4).

The registration statement for the Company’s Initial Public Offering was declared effective on February 27, 2025. On March 3, 2025, the Company consummated the Initial Public Offering (the “Public Offering” or “Offering”) of 20,125,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units being offered, the “Public Shares”), including the full exercise of the underwriters’ overallotment option generating gross proceeds of $201,125,000, which is discussed in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 780,100 Private Placement Units (the “Private Placement Units”) to the Sponsor at a price of $10.00 per Private Placement Unit, or $7,801,000 in the aggregate, which is described in Note 4. The underwriter had a 45-day overallotment option to purchase up to an additional 2,625,000 Units which was fully exercised.

Upon the closing of the Offering and private placement, approximately $202,256,000 was placed in a trust account (the “Trust Account”).

Business Combination and Trust Account

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Public Offering, an aggregate of $10.05 per Unit sold in the Public Offering approximately $202,256,000 was deposited into a Trust Account (the “Trust Account”) and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that it might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.05 per public share.

The ordinary shares subject to redemption have been recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

As of March 31, 2025, the Company had approximately $1,762,000 in cash. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of March 31, 2025, the Company believes that it has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed financial statements. The Company cannot ensure that its plans to consummate an initial Business Combination, or to raise additional capital if necessary, will be successful.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2024 and for the period from August 13, 2024 (inception) to December 31, 2024 included in the Company’s final prospectus for its initial public offering filed with the SEC on March 3, 2025 as well as the audited Closing Balance Sheet as of March 3, 2025 included the Current Report on Form 8-K filed with the SEC on March 6, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the period ending December 31, 2025 or for any other future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had approximately $1,762,000 and $55,000, respectively, invested in cash equivalents (money market funds) as of March 31, 2025 and December 31, 2024.

The Trust Account

The funds in the trust account are to be invested only in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Funds will remain in the trust account until the earlier of (i) the consummation of the initial business combination or (ii) the distribution of the trust account proceeds as described below. The remaining proceeds outside the trust account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated memorandum and articles of association provides that, other than the permitted withdrawals, if any, none of the funds held in the trust account will be released until the earlier of (i) the completion of the initial business combination; (ii) the redemption of any Class A ordinary shares, $0.0001 par value, of the Company (the “Public Shares”), that have been properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) in a manner that would modify the substance or timing of its obligation to redeem the Public Shares in connection with the initial business combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within 24 months from the closing of the Offering or (B) with respect to any other provision relating to the rights of holders of the Public Shares or pre-initial business combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an initial business combination within 24 months from the closing of the Offering (subject to the requirements of law). The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed financial statements, primarily due to its short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S.GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Public Offering. Financial Accounting Standards Board (“FASB”) FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Public Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption are charged to temporary equity and offering costs allocated to the warrants included in the Public Units and Private Placement Units are charged to shareholders’ deficit as the warrants included in the Public Units and Private Placement Units after management’s evaluation are accounted for under equity treatment.

Offering costs amounted to approximately $11,645,000, consisting of $4,075,000 of upfront discount and expenses to the underwriters, approximately $7,044,000 of deferred underwriting fees and $526,000 of other offering costs. Approximately $107,000 of such costs was allocated to the Public Warrants and the Private Placement Units and the remainder, approximately $11,538,000, was allocated to Class A ordinary shares subject to redemption, based on their relative fair values.

Class A Ordinary Shares Subject to Possible Redemption:

As discussed in Note 3, all of the 20,125,000 public shares sold as part of Units in the Public Offering contain a redemption feature which allows for the redemption of public shares if the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480.

All Class A ordinary shares are redeemable and classified as such on the Company’s condensed balance sheets until such time as a redemption event takes place. As of March 31, 2025, the value of Class A ordinary shares that may be redeemed is equal to approximately $10.08 per share (which is the assumed redemption price) multiplied by 20,125,000 shares of Class A ordinary shares.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to accumulated deficit. Accordingly, as of March 31, 2025, all of the 20,125,000 public shares were classified outside of permanent equity. Class A ordinary shares subject to possible redemption consist of:

	Dollars	Shares
Gross proceeds of Offering	$201,250,000	20,125,000
Less: Offering proceeds allocated to Public Warrants	(1,509,000)	—
Offering costs	(11,538,000)	—
Plus: Accretion of carrying value to redemption value	14,710,000	—
Class A ordinary shares subject to possible redemption as of March 31, 2025	$202,913,000	20,125,000

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and has classified the warrant instruments under equity treatment at their assigned values. There are an aggregate 10,452,550 Warrants to purchase an aggregate 10,452,550 Class A ordinary shares currently included in the Units sold in the Public Offering and the Private Placement as of March 31, 2025 (see Notes 4 and 8).

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share of ordinary shares is computed by dividing net income or loss applicable to ordinary shareholders by the weighted average number of shares of ordinary shares outstanding during the period plus, to the extent dilutive, the incremental number of shares of ordinary shares to settle Warrants, as calculated using the treasury stock method.

The Company has not considered the effect of the Warrants sold in the Offering and Private Placement to purchase an aggregate of 10,452,550 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method and are contingent on future events. As a result, diluted income per share of Class A ordinary shares is the same as basic income per share of ordinary shares for the period presented.

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of ordinary shares. Net income per share of ordinary shares is calculated by dividing the net income by the weighted average number of shares of ordinary shares outstanding during the respective period. The changes in redemption value that are accreted to Class A ordinary shares subject to redemption (see below) are representative of fair value and therefore is not factored into the calculation of earnings per share.

The following tables reflect the net income per share after allocating income between the shares based on outstanding shares:

	Three months ended March 31, 2025
	Class A	Class B
Numerator:
Basic and diluted net income (loss) per share of ordinary shares:
Allocation of income (loss) –
Basic and diluted	$197,000	$196,000
Denominator:
Weighted average shares of ordinary shares:
Basic and diluted	6,736,068	6,707,663

Net income (loss) per share of ordinary shares –
Basic and diluted	$0.03	$0.03

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax liability was zero at March 31 2025.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of August 13, 2024 (inception). There was no effect to the Company’s presented condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3 — Public Offering

Pursuant to the Public Offering, the Company offered for sale 20,125,000 Units (including the exercise of the underwriters’ over-allotment option in full) at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. The Company allocated approximately $1,509,000 of the Offering proceeds to the estimated fair value of the Public Warrants using a Binomial lattice model (a Level 3 valuation) using the following assumptions:

Share price	$9.945
Expected term (in years)	6
Volatility	4.0%
Risk free rate	4.0%

The public warrants have been classified with shareholders’ deficit and will not require remeasurement after issuance.

See Note 8 for further discussion of the warrants included in the Units and the Private Placement Units.

Note 4 — Private Placement

The Sponsor and the underwriters in the Public Offering have purchased an aggregate of 780,100 Private Placement Units consisting of one Class A ordinary share and one half warrant in which each whole warrant is exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $10.00 per unit, or $7,801,000, in a private placement that closed simultaneously with the closing of the Public Offering. Of those 780,100 Private Placement Units, the Sponsor purchased 552,600 Private Placement Units and the underwriters in the Public Offering purchased 227,500 private placement units. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The Private Placement Units are identical to the Public Units sold in the Public Offering except that, so long as they are held by the Sponsor, the underwriters or their permitted transferees, the Private Placement Units (i) may not (including the Class A ordinary shares issuable upon exercise of the warrants contained in the Private Placement Units), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to private placement units contained in the Private Placement Units held by the underwriters and/or their designees, will not be exercisable more than five years from the commencement of sales in this offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

Note 5 — Related Party Transactions

Founder Shares

In September 2024, the Company issued an aggregate of 5,031,250 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.005 per share) from the Sponsor to cover certain expenses on behalf of the Company. Up to 656,250 of the Founder Shares may have been surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised.

In October 2024, the Company executed a share recapitalization in which an additional 1,676,413 fully paid Class B ordinary shares were issued to the Sponsor, and as a result of which the Sponsor has purchased and holds an aggregate of 6,707,663 Class B ordinary shares. Following and as a result of that capitalization and issuance of Founder Shares, the Sponsor is deemed to have purchased the Founder Shares for $0.004 per share. Up to 874,912 of the Founder Shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. Since the underwriters’ exercised their overallotment option in full, no Founder Shares have been or will be surrendered by the Sponsor.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after the initial business combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

On February 19, 2025, the Sponsor transferred an aggregate of 278,000 Founder Shares to members of the Company’s board of directors, resulting in the Sponsor holding 6,429,663 Founder Shares (see Note 8). The sale of the Founder Shares to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 278,000 shares granted to the Company’s members of the board of directors was $55,600 or $0.20 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. The fair value was determined using a binomial lattice model, discounted for the probability of a Business Combination and the Public Offering occurring, with a volatility of 4.0% and a risk-free rate of 4.4.

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $350,000 to be used for a portion of the expenses of the Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of the closing date of the Public Offering or the date on which the Company determines not to conduct an initial public offering. As of March 31, 2025, the Company had borrowed approximately $242,000 under the promissory note, all of which was paid at closing on March 3, 2025.

Administrative Services Agreement

Commencing on the effective date of the Public Offering, February 27, 2025, the Company has entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $40,000 per month for office space, utilities, and secretarial and administrative support. During the three months ended March 31, 2025, $40,000 was charged to operations and no amounts were outstanding at March 31, 2025.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of March 31, 2025, no such Working Capital Loans were outstanding.

Note 6 – Trust Account and Fair Value Measurement

The Company complies with FASB ASC 820, “Fair Value Measurements,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Upon the closing of the Offering and the Private Placement, a total of $202,256,000 was deposited into the Trust Account. The proceeds in the Trust Account may be invested in either U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations.

At March 31, 2025 the balance in the Trust Account was held in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. The balance in the Trust Account is presented at fair value.

When it has them, the Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. There are no held-to-maturity securities held by the Company at March 31, 2025.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2025 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at March 31, 2025 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investment are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description at March 31, 2025	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$202,913,000

Note 7 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

Registration Rights

The holders of the Founder Shares, Private Placement Units and the Class A ordinary shares underlying the warrants contained in such Private Placement Units and Units that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register for resale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters’ Agreement

The underwriters had a 45-day option from the date of the Public Offering to purchase up to an additional 2,625,000 units to cover over-allotments, which option was exercised in full at closing.

The underwriters were paid a cash underwriting discount of $4,025,000 in the aggregate including the exercise in full if the underwriters’ over-allotment option) (the “Base Fee”) as well as reimbursement of $50,000 of expenses, upon the closing of the Public Offering. Additionally, the underwriters will be entitled to a deferred underwriting discount of $7,043,750 in the aggregate including the underwriters’ exercise in full of the over-allotment option, payable to the underwriters only upon the consummation of an initial Business Combination. The deferred underwriting discount will be payable to the underwriters upon the closing of the initial Business Combination in three portions, as follows: (i) $0.15 per unit sold in the Public Offering shall be paid to the underwriters in cash, (ii) up to $0.10 per unit sold in the Public Offering shall be paid to the underwriters in cash, based on the funds remaining in the Trust Account after giving effect to Class A ordinary shares that are redeemed in connection with an initial Business Combination and (iii) $0.10 per unit sold in the Public Offering shall be paid to the underwriters in cash (such aggregate amount, the “Allocable Amount”), provided that, after completion of the Public Offering and the underwriter’s receipt of 100% of the Base Fee, the Company has the right, in its sole discretion, not to pay all or any portion of the Allocable Amount to the underwriter and to use the Allocable Amount for expenses in connection with the initial Business Combination.

Note 8 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each after a share recapitalization in October 2024 that reduced authorize shares from 5,000,000 shares. At March 3, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 479,000,000 Class A ordinary shares at par value of $0.0001 each after a share recapitalization in October 2024 that reduced authorized shares from 500,000,000 shares. At March 31, 2025, there were 780,100 Class A ordinary shares issued and outstanding, excluding 20,125,000 shares that are subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each after a share recapitalization in October 2024 that reduced authorized shares from 500,000,000 shares. In September 2024, the Company issued an aggregate of 5,031,250 Class B ordinary shares, $0.0001 par value, in exchange for a $25,000 payment (approximately $0.005 per share) from the Sponsor to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 656,250 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full.

In October 2024, the Company executed a share recapitalization in which an additional 1,676,413 fully paid Class B ordinary shares were issued to the Sponsor, and as a result of which the Sponsor has purchased and holds an aggregate of 6,707,663 Class B ordinary shares. Following and as a result of that capitalization and issuance of Founder Shares, the Sponsor is deemed to have purchased the Founder Shares for $0.004 per share. Up to 874,912 of the Founder Shares could have been surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. Since the underwriters’ exercised their overallotment option in full, no Founder Shares have been or will be surrendered by the Sponsor.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of this offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the warrants contained in the private placement units), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

On February 19, 2025, the Sponsor transferred an aggregate of 278,000 Founder Shares to members of the Company’s board of directors, resulting in the Sponsor holding 6,429,663 Founder Shares. The sale of the Founders Shares to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized (see Note 5).

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial business combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Warrants

At March 31, 2025, there were an aggregate 10,452,550 warrants included in the Public Units and Private Placement Units to purchase an aggregate 10,452,550 shares of Class A ordinary shares including 10,062,500 public warrants to purchase 10,062,500 shares and 780,100 warrants to purchase 780,100 shares under private placement units. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation (see Note 3).

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

If the holders exercise their public warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00: The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the initial business combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

Note 9 — Segment Reporting

 In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280); Improvements to Reportable Segment Disclosure” which introduced new annual and interim disclosure requirements for all public companies.

As a Special Purpose Acquisition Company (“SPAC”), the Company has not commenced any operations and its activities consist of seeking to identify a suitable business combination candidate and to perform the diligence, contractual, reporting and other obligations associated with completing a business combination transaction.

For purposes of ASU 2023-07, the Company is considered to operate in one segment, seeking to identify and close a business combination. As such, our expenses consist of the costs of identifying a business combination candidate and the diligence, contractual, reporting and other obligations associated with completing such business combination as well as expenses for ongoing professional and other costs to maintain our reporting, listing, compliance and administrative requirements of being a publicly traded company. In addition to such expenses, the Company has over $202,000,000 of investments in Trust and such investments generate interest or dividend income.

The new information required by ASU 2023-07 includes:

-	Significant segment expenses: Our operating expenses for the three months ended March 31, 2025 were approximately $267,000.

-	Other segment items: Other income of approximately $660,000 consists primarily of interest income on the trust account.

-	Identification of the chief operating decision maker (“CODM”): The chief operating decisions makers are the Chief Executive and Chief Financial Officers of the Company.

Explanation of how the CODM uses the disclose measure of segment profit or loss: The CODM works to maintain costs at a competitive level in its everyday operations. The CODM works to optimize its investment income on the limited choices of available assets based on market conditions. The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following: (a) expenses of maintaining its public reporting including accounting, auditing, legal, listing and regulatory, insurance, and (b) search for a business combination candidate, (c) diligence, financing, reporting and closing activities and (d) managing investments in the trust account in order to generate return for shareholders consistent with the regulations surrounding such investments.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through May 12, 2025, the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to NewHold Investment Corp III References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to NewHold Industrial Technology III LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements as of December 31, 2024 and for the period from August 18, 2024 (inception) to December 31, 2024 included in the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the SEC on March 3, 2025 as well as the audited Closing Balance Sheet as of March 3, 2025 included in the Current Report on Form 8-K filed with the SEC on March 6, 2025.

Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report under “Item 1. Financial Statements.”

Overview

We are a blank check company incorporated on August 13, 2024 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this prospectus as our initial business combination. However, our management team had been actively in discussions with potential business combination partners in their capacity as officers of NewHold Investment Corp. I (“NHIC I”) and NewHold Investment Corp. II (“NHIC II”), and we may pursue business combination partners that had previously been in discussions with NHIC I or NHIC II’s management teams. We may pursue an initial business combination in any business or industry. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the private placement of the Private Placement Units (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

On March 3, 2025, the Company completed (i) its Initial Public Offering of 20,125,000 units (the “Units”) at an offering price of $10.00 per Unit, including the exercise in full by the underwriter of an option to purchase up to 2,625,000 Units at the offering price to cover over-allotments and (ii) a private placement of 780,100 Units (the “Private Placement Units”) with NewHold Industrial Technology III LLC and the underwriter in the Initial Public Offering at a price of $10.00 per Unit (or $7,801,000 in aggregate). Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares”), of the Company, and one-half of one redeemable warrant (each, a “Warrant”) of the Company, with each whole Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share.

The net proceeds from the Initial Public Offering, together with certain of the proceeds from the sale of the Private Placement Units, totaling $202,256,000 in the aggregate, were placed in a trust account with Continental Stock Transfer & Trust Company established for the benefit of the Company’s public shareholders and the underwriter of the Initial Public Offering. Except for the withdrawal of interest earned on the amounts in the trust account to fund the Company’s taxes, or upon the redemption by public shareholders of Class A ordinary shares in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, none of the funds held in the trust account will be released until the completion of the Company’s initial business combination or the redemption by the Company of 100% of the outstanding Class A ordinary shares issued by the Initial Public Offering if the Company does not consummate an initial business combination within 24 months after the closing of the Initial Public Offering.

As indicated in the accompanying financial statements, at March 31, 2025, we held cash of $1,762,000, current liabilities of $186,000, and deferred underwriting fees payable of $7,044,000. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our public offering. Following the offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

General and administrative costs and loss from operations – For the three months ended March 31, 2025, we incurred general and administrative costs of approximately $267,000 consisting primarily of costs associated with our public reporting and listing, approximately $40,000 of costs charged by our Sponsor for office space, utilities and secretarial and administrative support; insurance and consulting costs associated with administrating our affairs prior to our public offering.

Other income – Other income earned during the three months ended March 31, 2025 totaled approximately $660,000, including approximately $657,000 earned in the Trust which is generally not available to us for operations.

Liquidity and Capital Resources

Our liquidity needs prior to the completion of the Initial Public Offering were satisfied through (i) $25,000 paid by the sponsor to cover certain of our offering and formation costs in exchange for the issuance of the founder shares to our sponsor and (ii) loans from our sponsor aggregating approximately $242,000, all of which was repaid upon closing of the Initial Public Offering.

On March 3, 2025, we consummated the Initial Public Offering of 20,125,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,625,000 Units, at $10.00 per Unit, generating gross proceeds of $201,250,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 780,100 Private Placement Units, at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $7,801,000. The net proceeds from the Initial Public Offering, together with certain of the proceeds from the sale of the Private Placement Units, totaling $202,256,000 in the aggregate, were placed in the trust account.

As of March 31, 2025, we had cash held in trust account of $202,913,000 to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us the approximately $1,762,000 of proceeds held outside the trust account. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use amounts held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private units of the post business combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our founder shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of this offering and the sale of the private units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of this offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

As of March 31, 2025, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

As of March 31, 2025, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,025,000 in the aggregate, upon the closing of the Initial Public Offering and full exercise of the over-allotment option. In addition, $0.35 per unit, or $6,125,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Administrative Support Agreement

In connection with the Initial Public Offering, we entered into an Administrative Support Agreement with an affiliate of our Sponsor pursuant to which the Company pays such affiliate $40,000 per month for office space, utilities and secretarial and administrative support.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Management does not believe that the Company has any critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our final prospectus for the Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial Business Combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, or lead to material adverse effects on a post-Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after we enter into a Business Combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that Business Combination agreement. These factors could affect our selection of a Business Combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination. If we complete an initial Business Combination with such a target, the post-Business Combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-Business Combination company to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 3, 2025, we consummated the Initial Public Offering of 20,125,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,625,000 Units, at $10.00 per Unit, generating gross proceeds of $201,250,000. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-284114). The SEC declared the registration statement effective on February 27, 2025.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 780,100 Private Placement Units, at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $7,801,000. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the Initial Public Offering and the sale of the Private Placement Units, an aggregate of $202,256,000 was placed in the trust account. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. The specific investments in our trust account may change from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)	During the quarter ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 6, 2025).
4.1	Warrant Agreement, dated February 27, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 6, 2025).
10.1	Investment Management Trust Agreement, February 27, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 6, 2025).
10.2	Registration Rights Agreement, dated February 27, 2025, by and among the Company and certain security holders (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 6, 2025).
10.3	Private Placement Units Purchase Agreement, dated February 27, 2025, by and between the Company and the Sponsor (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 6, 2025).
10.4	Private Placement Units Purchase Agreement, dated February 27, 2025, by and between the Company and the Sponsor (incorporated by reference to exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on March 6, 2025).
10.5	Letter Agreement, dated February 27, 2025, by and among the Company, its officers, directors, and the Sponsor (incorporated by reference to exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on March 6, 2025).
10.6	Administrative Services Agreement, dated February 27, 2025, by and between the Company and NewHold Industrial Technology III LLC (incorporated by reference to exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on March 6, 2025).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWHOLD INVESTMENT CORP III

Dated: May 12, 2025	By:	/s/ Polly Schneck
	Name:	Polly Schneck
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)