Form 10-Q
period 2025-06-30
NewHold Investment Corp. III
filed 2025-08-14
CIK 2043699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 10, 2025, there were 20,905,100 shares of the Company’s Class A ordinary shares and 6,707,663 shares of the Company’s Class B ordinary shares issued and outstanding.

NEWHOLD INVESTMENT CORP III

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NEWHOLD INVESTMENT CORP III
CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,567,000	$55,000
Prepaid expenses	235,000	-
Deferred offering costs	-	327,000
Total current assets	1,802,000	382,000

Investments held in Trust Account	205,054,000	-
Total assets	$206,856,000	$382,000

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (including approximately $75,000 and $0 of offering costs at June 30, 2025 and December 31, 2024, respectively)	$94,000	$-
Accrued liabilities (including approximately $0 and $207,000 of offering costs at June 30, 2025 and December 31, 2024, respectively)	96,000	207,000
Promissory note – related party	-	240,000
Total current liabilities	190,000	447,000
Other liabilities:
Deferred underwriting fee payable	7,044,000	-
Total liabilities	7,234,000	447,000
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 20,125,000 and 0 shares at $10.19 and $0.00 per share at June 30, 2025 and December 31, 2024, respectively	205,054,000	-
Shareholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at June 30, 2025 and December 31, 2024	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 authorized shares; 780,100 and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024 (excluding 20,125,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value, 20,000,000 authorized shares; 6,707,663 shares issued and outstanding at June 30, 2025 and December 31, 2024(1)	1,000	1,000
Additional paid-in capital	-	24,000
Accumulated deficit	(5,433,000)	(90,000)
Total shareholders’ deficit	$(5,432,000)	(65,000)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$206,856,000	$382,000

(1)	Included up to 874,912 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP III
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
General and administrative expenses	$269,000	$536,000
Loss from operations	(269,000)	(536,000)
Other income (expense):
Interest income on Trust Account	2,141,000	2,798,000
Income from operating account	16,000	19,000
Other income	2,157,000	2,817,000
Net income	$1,888,000	$2,281,000

Weighted average shares of Class A ordinary shares outstanding - basic and diluted	20,905,100	13,744,000
Class A ordinary shares – basic and diluted net income per share	$0.07	$0.11

Weighted average shares of Class B ordinary shares outstanding – basic and diluted	6,707,663	6,707,663
Class B ordinary shares – basic and diluted net income per share	$0.07	$0.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP III
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the three months ended June 30, 2025

(UNAUDITED)

For the three months ended June 30, 2025:

	Ordinary Shares
	Class A Ordinary Shares	Amount	Class B Ordinary Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balances, March 31, 2025	780,100	$-	6,707,663	$1,000	$-	$(5,180,000)	$(5,179,000)
Accretion in value of Class A ordinary shares	-	-	-	-	-	(2,141,000)	(2,141,000)
Net income	-	-	-	-	-	1,888,000	1,888,000
Balances, June 30, 2025 (unaudited)	780,100	$-	6,707,663	$1,000	$-	$(5,433,000)	$(5,432,000)

For the six months ended June 30, 2025:

	Ordinary Shares
	Class A Ordinary Shares	Amount	Class B Ordinary Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balances, December 31, 2024	-	$-	6,707,663	$1,000	$24,000	$(90,000)	$(65,000)
Issuance of 780,100 Private Placement Units to Sponsor and underwriter at $10.00 per unit	780,100	-	-	-	7,801,000	-	7,801,000
Estimated fair value of 10,062,500 Public Warrants issued as part of Units sold in the Offering	-	-	-	-	1,509,000	-	1,509,000
Allocated value of transaction costs to Public and Private Warrants	-	-	-	-	(107,000)	-	(107,000)
Accretion in value of Class A ordinary shares	-	-	-	-	(9,227,000)	(7,624,000)	(16,851,000)
Net income	-	-	-	-	-	2,281,000	2,281,000
Balances, June 30, 2025 (unaudited)	780,100	$-	6,707,663	$1,000	$-	$(5,433,000)	$(5,432,000)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP III
CONDENSED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2025

(UNAUDITED)

Cash flows from operating activities
Net income	$2,281,000
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on Trust Account	(2,798,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(235,000)
Increase in accounts payable	19,000
Increase in accrued expenses	96,000
Net cash used in operating activities	(637,000)
Cash used in investing activities
Investment of cash into Trust Account	(202,256,000)
Net cash from in investing activities	(202,256,000)
Cash flows from financing activities
Proceeds from Sponsor Note	2,000
Repayment of Sponsor Note	(242,000)
Proceeds from sale of Units	201,250,000
Proceeds from sale of Private Placement Units	7,801,000
Payment of underwriting discounts and reimbursements	(4,075,000)
Payment of offering costs	(331,000)
Net cash provided by financing activities	204,405,000
Net increase in cash	1,512,000
Cash and cash equivalents – beginning of period	55,000
Cash and cash equivalents – end of period	$1,567,000
Supplemental disclosure of noncash activities:
Deferred underwriting payable	$7,044,000
Deferred offering costs included in accounts payable	$75,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from August 13, 2024 (inception) through June 30, 2025 relates to the Company’s formation and the Public Offering (as defined below) and, subsequent to the Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of June 30, 2025, the Company had approximately $1,567,000 in cash. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2025, the Company believes that it has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed financial statements. The Company cannot ensure that its plans to consummate an initial Business Combination, or to raise additional capital, if necessary, will be successful.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2024 and for the period from August 13, 2024 (inception) to December 31, 2024 included in the Company’s final prospectus for its initial public offering filed with the SEC on March 3, 2025 as well as the audited Closing Balance Sheet as of March 3, 2025 included in the Current Report on Form 8-K filed with the SEC on March 6, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the period ending December 31, 2025 or for any other future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had approximately $1,567,000 and $55,000, respectively, invested in cash equivalents (money market funds) as of June 30, 2025 and December 31, 2024.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date.

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

All Class A ordinary shares are redeemable and classified as such on the Company’s condensed balance sheets until such time as a redemption event takes place. As of June 30, 2025, the value of Class A ordinary shares that may be redeemed is equal to approximately $10.19 per share (which is the assumed redemption price) multiplied by 20,125,000 shares of Class A ordinary shares.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to accumulated deficit. Accordingly, as of June 30, 2025, all of the 20,125,000 public shares were classified outside of permanent equity. Class A ordinary shares subject to possible redemption consist of:

	Dollars	Shares
Gross proceeds of Offering	$201,250,000	20,125,000
Less: Offering proceeds allocated to Public Warrants	(1,509,000)	—
Offering costs	(11,538,000)	—
Plus: Accretion of carrying value to redemption value	16,851,000	—
Class A ordinary shares subject to possible redemption as of June 30, 2025	$205,054,000	20,125,000

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and has classified the warrant instruments under equity treatment at their assigned values. There are an aggregate 10,452,550 Warrants to purchase an aggregate 10,452,550 Class A ordinary shares currently included in the Units sold in the Public Offering and the Private Placement as of June 30, 2025 (see Notes 4 and 8).

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

The following tables reflect the net income per share after allocating income between the shares based on outstanding shares:

	Three months ended June 30, 2025		Six months ended June 30, 2025
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per share of ordinary shares:
Allocation of income – basic and diluted	$1,429,000	$459,000	$1,533,000	$748,000
Denominator:
Basic and diluted weighted average share of ordinary shares:	20,905,100	6,707,663	13,744,000	6,707,663

Basic and diluted net income per share of common stock	$0.07	$0.07	$0.11	$0.11

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax liability was zero at June 30, 2025.

Recent Accounting Standards

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

In October 2024, the Company executed a share recapitalization in which an additional 1,676,413 fully paid Class B ordinary shares were issued to the Sponsor, and as a result of which the Sponsor has purchased and holds an aggregate of 6,707,663 Class B ordinary shares. Following and as a result of that capitalization and issuance of Founder Shares, the Sponsor is deemed to have purchased the Founder Shares for $0.004 per share. Up to 874,912 of the Founder Shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. Since the underwriters exercised their overallotment option in full, no Founder Shares have been or will be surrendered by the Sponsor.

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

On February 19, 2025, the Sponsor transferred an aggregate of 278,000 Founder Shares to members of the Company’s board of directors, resulting in the Sponsor holding 6,429,663 Founder Shares (see Note 8). The sale of the Founder Shares to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 278,000 shares granted to the Company’s members of the board of directors was $55,600 or $0.20 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. The fair value was determined using a binomial lattice model, discounted for the probability of a Business Combination and the Public Offering occurring, with a volatility of 4.0% and a risk-free rate of 4.4.

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $350,000 to be used for a portion of the expenses of the Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of the closing date of the Public Offering or the date on which the Company determines not to conduct an initial public offering. As of June 30, 2025, the Company had borrowed approximately $242,000 under the promissory note, all of which was paid at closing on March 3, 2025 and, as such, is no longer available.

Administrative Services Agreement

Commencing on the effective date of the Public Offering, February 27, 2025, the Company has entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $40,000 per month for office space, utilities, and secretarial and administrative support. During the three and six months ended June 30, 2025, respectively, $120,000 and $160,000 was charged to operations and no amounts were outstanding at June 30, 2025.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of June 30, 2025, no such Working Capital Loans were outstanding.

Note 6 — Trust Account and Fair Value Measurement

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

At June 30, 2025 the balance in the Trust Account was held in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. The balance in the Trust Account is presented at fair value.

When it has them, the Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. There are no held-to-maturity securities held by the Company at June 30, 2025.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2025 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at June 30, 2025 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investment are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description at June 30, 2025	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$205,054,000

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

The underwriters were paid a cash underwriting discount of $4,025,000 in the aggregate including the exercise in full of the underwriters’ over-allotment option) (the “Base Fee”) as well as reimbursement of $50,000 of expenses, upon the closing of the Public Offering. Additionally, the underwriters will be entitled to a deferred underwriting discount of $7,043,750 in the aggregate including the underwriters’ exercise in full of the over-allotment option, payable to the underwriters only upon the consummation of an initial Business Combination. The deferred underwriting discount will be payable to the underwriters upon the closing of the initial Business Combination in three portions, as follows: (i) $0.15 per unit sold in the Public Offering shall be paid to the underwriters in cash, (ii) up to $0.10 per unit sold in the Public Offering shall be paid to the underwriters in cash, based on the funds remaining in the Trust Account after giving effect to Class A ordinary shares that are redeemed in connection with an initial Business Combination and (iii) $0.10 per unit sold in the Public Offering shall be paid to the underwriters in cash (such aggregate amount, the “Allocable Amount”), provided that, after completion of the Public Offering and the underwriter’s receipt of 100% of the Base Fee, the Company has the right, in its sole discretion, not to pay all or any portion of the Allocable Amount to the underwriter and to use the Allocable Amount for expenses in connection with the initial Business Combination.

Note 8 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each after a share recapitalization in October 2024 that reduced authorize shares from 5,000,000 shares. At June 30, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 479,000,000 Class A ordinary shares at par value of $0.0001 each after a share recapitalization in October 2024 that reduced authorized shares from 500,000,000 shares. At June 30, 2025, there were 780,100 Class A ordinary shares issued and outstanding, excluding 20,125,000 shares that are subject to possible redemption.

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

In October 2024, the Company executed a share recapitalization in which an additional 1,676,413 fully paid Class B ordinary shares were issued to the Sponsor, and as a result of which the Sponsor has purchased and holds an aggregate of 6,707,663 Class B ordinary shares. Following and as a result of that capitalization and issuance of Founder Shares, the Sponsor is deemed to have purchased the Founder Shares for $0.004 per share. Up to 874,912 of the Founder Shares could have been surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. Since the underwriters exercised their overallotment option in full, no Founder Shares have been or will be surrendered by the Sponsor.

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

On February 19, 2025, the Sponsor transferred an aggregate of 278,000 Founder Shares to members of the Company’s board of directors, resulting in the Sponsor holding 6,429,663 Founder Shares. The sale of the Founder Shares to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized (see Note 5).

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

Warrants

At June 30, 2025, there were an aggregate 10,452,550 warrants included in the Public Units and Private Placement Units to purchase an aggregate 10,452,550 shares of Class A ordinary shares including 10,062,500 public warrants to purchase 10,062,500 shares and 780,100 warrants to purchase 780,100 shares under private placement units. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation (see Note 3).

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

For purposes of ASU 2023-07, the Company is considered to operate in one segment, seeking to identify and close a business combination. As such, our expenses consist of the costs of identifying a business combination candidate and the diligence, contractual, reporting and other obligations associated with completing such business combination as well as expenses for ongoing professional and other costs to maintain our reporting, listing, compliance and administrative requirements of being a publicly traded company. In addition to such expenses, the Company has over $205,000,000 of investments in Trust and such investments generate interest or dividend income.

The new information required by ASU 2023-07 includes:

-	Significant segment expenses: Our operating expenses for the three and six months ended June 30, 2025 were approximately $269,000 and $536,000, respectively.

-	Other segment items: Other income for the three and six months ended June 30, 2025 of approximately $2,157,000 and $2,817,000, respectively, consists primarily of interest income on the trust account.

-	Identification of the chief operating decision maker (“CODM”): The chief operating decisions makers are the Chief Executive and Chief Financial Officers of the Company.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

As indicated in the accompanying financial statements, at June 30, 2025, we held cash of $1,567,000, current liabilities of $190,000, and deferred underwriting fees payable of $7,044,000. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our public offering and, subsequent to the offering, identifying and completing a suitable Business Combination. Following the offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

General and administrative costs and loss from operations – For the three and six months ended June 30, 2025, we incurred general and administrative costs of approximately $269,000 and $536,000, respectively, consisting of costs associated with our public reporting, listing, and insurance of approximately $143,000 and $325,000, respectively, approximately $120,000 and $160,000 of costs charged by our Sponsor for office space, utilities and secretarial and administrative support and approximately $37,000 and $0 associated with our search for a business combination.

Other income – Other income earned during the three and six months ended June 30, 2025 totaled approximately $2,157,000 and $2,817,000, respectively, primarily resulting from interest earned on the assets in the trust account.

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

As of June 30, 2025, we had cash held in trust account of $205,054,000 to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of June 30, 2025, the Company had approximately $1,567,000 in cash. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2025, the Company believes that it has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed financial statements. The Company cannot ensure that its plans to consummate an initial Business Combination, or to raise additional capital, if necessary, will be successful.

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

Off-balance sheet financing arrangements

As of June 30, 2025, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

As of June 30, 2025, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)	During the quarter ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWHOLD INVESTMENT CORP III

Dated: August 14, 2025	By:	/s/ Polly Schneck
	Name:	Polly Schneck
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)