Form 10-Q
period 2025-09-30
NewHold Investment Corp. III
filed 2025-11-13
CIK 2043699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, there were 20,905,100 shares of the Company’s Class A ordinary shares and 6,707,663 shares of the Company’s Class B ordinary shares issued and outstanding.

NEWHOLD INVESTMENT CORP III

Table of Contents

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements	1

	Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2025 and for the period from August 13, 2024 (inception) through September 30, 2024 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for three and nine months ended September 30, 2025 and for the period from August 13, 2024 (inception) through September 30, 2024 (Unaudited)	3

	Condensed Statement of Cash Flows for the nine months ended September 30, 2025 and for the period from August 13, 2024 (inception) through September 30, 2024 (Unaudited)	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

Signature		28

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NEWHOLD INVESTMENT CORP III
CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,389,000	$55,000
Prepaid expenses	185,000	-
Deferred offering costs	-	327,000
Total current assets	1,574,000	382,000

Investments held in Trust Account	207,212,000	-
Total assets	$208,786,000	$382,000

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (including approximately $75,000 and $0 of offering costs at September 30, 2025 and December 31, 2024, respectively)	$94,000	$-
Accrued liabilities (including approximately $0 and $207,000 of offering costs at September 30, 2025 and December 31, 2024, respectively)	115,000	207,000
Promissory note – related party	-	240,000
Total current liabilities	209,000	447,000
Other liabilities:
Deferred underwriting fee payable	7,044,000	-
Total liabilities	7,253,000	447,000
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 20,125,000 and 0 shares at $10.30 and $0.00 per share at September 30, 2025 and December 31, 2024, respectively	207,212,000	-
Shareholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at September 30, 2025 and December 31, 2024	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 authorized shares; 780,100 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024 (excluding 20,125,000 shares subject to possible redemption), respectively	-	-
Class B ordinary shares, $0.0001 par value, 20,000,000 authorized shares; 6,707,663 shares issued and outstanding at September 30, 2025 and December 31, 2024(1)	1,000	1,000
Additional paid-in capital	-	24,000
Accumulated deficit	(5,680,000)	(90,000)
Total shareholders’ deficit	(5,679,000)	(65,000)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$208,786,000	$382,000

(1)	Included 874,912 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP III
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025	For the period from August 13, 2024 (inception) through September 30, 2024(1)(2)
General and administrative expenses	$261,000	$797,000	$38,000
Loss from operations	(261,000)	(797,000)	(38,000)
Other income (expense):
Interest income on Trust Account	2,158,000	4,956,000	-
Interest income on operating account	14,000	33,000	-
Other income	2,172,000	4,989,000	-
Net income (loss)	$1,911,000	$4,192,000	$(38,000)

Weighted average shares of Class A ordinary outstanding - basic and diluted	20,905,100	16,157,000	-
Class A ordinary shares – basic and diluted net income per share	$0.07	$0.18	$-

Weighted average Class B ordinary shares outstanding(1)(2) – Basic and diluted	6,707,663	6,707,663	5,832,750
Class B ordinary shares – Basic and diluted net income (loss) per share	$0.07	$0.18	$(0.01)

(1)	Excludes 874,912 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 8).
(2)	Share amounts at September 30, 2024 have been retroactively restated to reflect to share recapitalization subsequent to September 30, 2024, in October 2024, that resulted in the issuance of an additional 1,676,413 Class B ordinary shares in October 2024 (see Notes 5 and 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP III
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the three months ended September 30, 2025:

	Ordinary Shares
	Class A Ordinary Shares	Amount	Class B Ordinary Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balances, June 30, 2025 (unaudited)	780,100	$-	6,707,663	$1,000	$-	$(5,433,000)	$(5,432,000)
Accretion in value of Class A ordinary shares	-	-	-	-	-	(2,158,000)	(2,158,000)
Net income	-	-	-	-	-	1,911,000	1,911,000
Balances, September 30, 2025 (unaudited)	780,100	$-	6,707,663	$1,000	$-	$(5,680,000)	$(5,679,000)

For the nine months ended September 30, 2025:

	Ordinary Shares
	Class A Ordinary Shares	Amount	Class B Ordinary Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balances, December 31, 2024	-	$-	6,707,663	$1,000	$24,000	$(90,000)	$(65,000)
Issuance of 780,100 Private Placement Units to Sponsor and underwriters at $10.00 per unit	780,100	-	-	-	7,801,000	-	7,801,000
Estimated fair value of 10,062,500 Public Warrants issued as part of Units sold in the Offering	-	-	-	-	1,509,000	-	1,509,000
Allocated value of transaction costs to Public and Private Warrants	-	-	-	-	(107,000)	-	(107,000)
Accretion in value of Class A ordinary shares	-	-	-	-	(9,227,000)	(9,782,000)	(19,009,000)
Net income	-	-	-	-	-	4,192,000	4,192,000
Balances, September 30, 2025 (unaudited)	780,100	$-	6,707,663	$1,000	$-	$(5,680,000)	$(5,679,000)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP III
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the period from August 13, 2024 (inception) through September 30, 2024:

	Class B Ordinary shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of August 13, 2024 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor(1)(2)	6,707,663	1,000	24,000	—	25,000
Net loss	—	—	—	(38,000)	(38,000)
Balance as of September 30, 2024	6,707,663	$1,000	$24,000	$(38,000)	$(13,000)

(1)	Includes 874,912 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 8).
(2)	Share amounts at September 30, 2024 have been retroactively restated to reflect to share recapitalization subsequent to September 30, 2024, in October 2024, that resulted in the issuance of an additional 1,676,413 Class B ordinary shares in October 2024 (see Notes 5 and 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP III
CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

Cash flows from operating activities	For the nine months ended September 30, 2025	For the period from August 13, 2024 (inception) through September 30, 2024
Net income (loss)	$4,192,000	$(38,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on investments held in Trust Account	(4,956,000)	—
Payment of general and administrative expenses through promissory note – related party	—	14,000
Payment of general and administrative expenses through issuance of Class B ordinary shares	—	9,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(185,000)	—
Increase in accounts payable	19,000	—
Increase in accrued expenses	115,000	15,000
Net cash used in operating activities	(815,000)	—
Cash flows from investing activities
Investment of cash into Trust Account	(202,256,000)	—
Net cash used in investing activities	(202,256,000)	—
Cash flows from financing activities		—
Proceeds from Sponsor Note	2,000	—
Repayment of Sponsor Note	(242,000)	—
Proceeds from sale of Units	201,250,000	—
Proceeds from sale of Private Placement Units	7,801,000	—
Payment of underwriting discounts and reimbursements	(4,075,000)	—
Payment of offering costs	(331,000)	—
Payment of general and administrative expenses through promissory note – related party	—	14,000
Payment of general and administrative expenses through issuance of Class B ordinary shares	—	9,000
Net cash provided by financing activities	204,405,000	23,000
Net change in cash	1,334,000	—
Cash – beginning of period	55,000	—
Cash – end of period	$1,389,000	$—
Supplemental disclosure of noncash activities:
Deferred underwriting costs payable	$7,044,000	$—
Deferred offering costs included in accounts payable	$75,000	$—
Deferred offering costs and general and administrative costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	25,000
Deferred offering costs included in accrued expenses	$—	98,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from August 13, 2024 (inception) through September 30, 2025 relates to the Company’s formation and the Public Offering (as defined below) and, subsequent to the Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

The registration statement for the Company’s Initial Public Offering was declared effective on February 27, 2025. On March 3, 2025, the Company consummated the Initial Public Offering (the “Public Offering” or “Offering”) of 20,125,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units being offered, the “Public Shares”), including the full exercise of the underwriters’ overallotment option generating gross proceeds of $201,125,000, which is discussed in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 780,100 Private Placement Units (the “Private Placement Units”) to the Sponsor at a price of $10.00 per Private Placement Unit, or $7,801,000 in the aggregate, which is described in Note 4. The underwriters had a 45-day overallotment option to purchase up to an additional 2,625,000 Units which was fully exercised.

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

Upon the closing of the Public Offering, an aggregate of $10.05 per Unit sold in the Public Offering approximately $202,256,000 was deposited into the Trust Account and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that it might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

Liquidity and Capital Resources

As of September 30, 2025, the Company had approximately $1,389,000 in cash. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of September 30, 2025, the Company believes that it has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed financial statements. The Company cannot ensure that its plans to consummate an initial Business Combination, or to raise additional capital, if necessary, will be successful.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2024 and for the period from August 13, 2024 (inception) through December 31, 2024 included in the Company’s final prospectus for its initial public offering filed with the SEC on March 3, 2025 as well as the audited Closing Balance Sheet as of March 3, 2025 included in the Current Report on Form 8-K filed with the SEC on March 6, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the period ending December 31, 2025 or for any other future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had approximately $1,389,000 and $55,000, respectively, invested in cash equivalents (money market funds) as of September 30, 2025 and December 31, 2024.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Public Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption are charged to temporary equity and offering costs allocated to the warrants included in the Public Units and Private Placement Units are charged to shareholders’ deficit as the warrants included in the Public Units and Private Placement Units after management’s evaluation are accounted for under equity treatment.

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

Class A Ordinary Shares Subject to Possible Redemption

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

All Class A ordinary shares are redeemable and classified as such on the Company’s condensed balance sheets until such time as a redemption event takes place. As of September 30, 2025, the value of Class A ordinary shares that may be redeemed is equal to approximately $10.30 per share (which is the assumed redemption price) multiplied by 20,125,000 shares of Class A ordinary shares.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to accumulated deficit. Accordingly, as of September 30, 2025, all of the 20,125,000 public shares were classified outside of permanent equity. Class A ordinary shares subject to possible redemption consist of the following:

	Dollars	Shares
Gross proceeds of Offering	$201,250,000	20,125,000
Less: Offering proceeds allocated to Public Warrants	(1,509,000)	—
Offering costs	(11,538,000)	—
Plus: Accretion of carrying value to redemption value	19,009,000	—
Class A ordinary shares subject to possible redemption as of September 30, 2025	$207,212,000	20,125,000

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and has classified the warrant instruments under equity treatment at their assigned values. There are an aggregate 10,452,550 Warrants to purchase an aggregate 10,452,550 Class A ordinary shares currently included in the Units sold in the Public Offering and the Private Placement as of September 30, 2025 (see Notes 4 and 8).

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share of ordinary shares is computed by dividing net income or loss applicable to ordinary shareholders by the weighted average number of shares of ordinary shares outstanding during the period plus, to the extent dilutive, the incremental number of shares of ordinary shares to settle Warrants, as calculated using the treasury stock method.

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

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of ordinary shares. Net income (loss) per share of ordinary shares is calculated by dividing the net income (loss) by the weighted average number of shares of ordinary shares outstanding during the respective period. The changes in redemption value that are accreted to Class A ordinary shares subject to redemption (see below) are representative of fair value and therefore is not factored into the calculation of earnings per share.

The following tables reflect the net income (loss) per share after allocating income between the shares based on outstanding shares:

	Three months ended September 30, 2025		Nine months ended September 30, 2025
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income (loss) per share of ordinary shares:
Allocation of income (loss) – basic and diluted	$1,447,000	$464,000	$2,963,000	$1,229,000
Denominator:
Basic and diluted weighted average share of ordinary shares:	20,905,100	6,707,663	16,157,000	6,707,663

Basic and diluted net income (loss) per share of common share	$0.07	$0.07	$0.18	$0.18

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax liability was zero at September 30, 2025.

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

Note 4 — Private Placement

The Sponsor and the underwriters in the Public Offering have purchased an aggregate of 780,100 Private Placement Units consisting of one Class A ordinary share and one-half warrant in which each whole warrant is exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $10.00 per unit, or $7,801,000, in a private placement that closed simultaneously with the closing of the Public Offering. Of those 780,100 Private Placement Units, the Sponsor purchased 552,600 Private Placement Units and the underwriters in the Public Offering purchased 227,500 private placement units. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

On February 19, 2025, the Sponsor transferred an aggregate of 278,000 Founder Shares to members of the Company’s board of directors, resulting in the Sponsor holding 6,429,663 Founder Shares (see Note 8). The sale of the Founder Shares to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 278,000 shares granted to the Company’s members of the board of directors was $55,600 or $0.20 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. The fair value was determined using a binomial lattice model, discounted for the probability of a Business Combination and the Public Offering occurring, with a volatility of 4.0% and a risk-free rate of 4.4.

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $350,000 to be used for a portion of the expenses of the Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of the closing date of the Public Offering or the date on which the Company determines not to conduct an initial public offering. As of September 30, 2025, the Company had borrowed approximately $242,000 under the promissory note, all of which was paid at closing on March 3, 2025 and, as such, is no longer available.

Administrative Services Agreement

Commencing on the effective date of the Public Offering, February 27, 2025, the Company has entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $40,000 per month for office space, utilities, and secretarial and administrative support. During the three and nine months ended September 30, 2025, respectively, $120,000 and $280,000 was charged to operations and no amounts were outstanding at September 30, 2025.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of September 30, 2025, no such Working Capital Loans were outstanding.

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

At September 30, 2025 the balance in the Trust Account was held in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. The balance in the Trust Account is presented at fair value.

When it has them, the Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. There are no held-to-maturity securities held by the Company at September 30, 2025.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2025 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at September 30, 2025 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investment are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description at September 30, 2025	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$207,212,000

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

The underwriters were paid a cash underwriting discount of $4,025,000 in the aggregate including the exercise in full of the underwriters’ over-allotment option) (the “Base Fee”) as well as reimbursement of $50,000 of expenses, upon the closing of the Public Offering. Additionally, the underwriters will be entitled to a deferred underwriting discount of $7,043,750 in the aggregate including the underwriters’ exercise in full of the over-allotment option, payable to the underwriters only upon the consummation of an initial Business Combination. The deferred underwriting discount will be payable to the underwriters upon the closing of the initial Business Combination in three portions, as follows: (i) $0.15 per unit sold in the Public Offering shall be paid to the underwriters in cash, (ii) up to $0.10 per unit sold in the Public Offering shall be paid to the underwriters in cash, based on the funds remaining in the Trust Account after giving effect to Class A ordinary shares that are redeemed in connection with an initial Business Combination and (iii) $0.10 per unit sold in the Public Offering shall be paid to the underwriters in cash (such aggregate amount, the “Allocable Amount”), provided that, after completion of the Public Offering and the underwriters’ receipt of 100% of the Base Fee, the Company has the right, in its sole discretion, not to pay all or any portion of the Allocable Amount to the underwriters and to use the Allocable Amount for expenses in connection with the initial Business Combination.

Note 8 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each after a share recapitalization in October 2024 that reduced authorize shares from 5,000,000 shares. At September 30, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 479,000,000 Class A ordinary shares at par value of $0.0001 each after a share recapitalization in October 2024 that reduced authorized shares from 500,000,000 shares. At September 30, 2025, there were 780,100 Class A ordinary shares issued and outstanding, excluding 20,125,000 shares that are subject to possible redemption.

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

On February 19, 2025, the Sponsor transferred an aggregate of 278,000 Founder Shares to members of the Company’s board of directors, resulting in the Sponsor holding 6,429,663 Founder Shares. The transfer of the Founder Shares to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized (see Note 5).

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial business combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Warrants

At September 30, 2025, there were an aggregate 10,452,550 warrants included in the Public Units and Private Placement Units to purchase an aggregate 10,452,550 shares of Class A ordinary shares including 10,062,500 public warrants to purchase 10,062,500 shares and 780,100 warrants to purchase 780,100 shares under private placement units. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation (see Note 3).

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

Note 9 — Segment Reporting

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure,” which introduced new annual and interim disclosure requirements for all public companies.

As a Special Purpose Acquisition Company (“SPAC”), the Company has not commenced any operations and its activities consist of seeking to identify a suitable business combination candidate and to perform the diligence, contractual, reporting and other obligations associated with completing a business combination transaction.

For purposes of ASU 2023-07, the Company is considered to operate in one segment, seeking to identify and close a business combination. As such, expenses consist of the costs of identifying a business combination candidate and the diligence, contractual, reporting and other obligations associated with completing such business combination as well as expenses for ongoing professional and other costs to maintain reporting, listing, compliance and administrative requirements of being a publicly traded company. In addition to such expenses, the Company has over $207,000,000 of investments in Trust and such investments generate interest or dividend income.

The new information required by ASU 2023-07 includes:

-	Significant segment expenses: The Company’s operating expenses for the three and nine months ended September 30, 2025 were approximately $261,000 and $797,000, respectively.

-	Other segment items: Other income for the three and nine months ended September 30, 2025 of approximately $2,172,000 and $4,989,000, respectively, consists primarily of interest income on the Trust Account.

-	Identification of the chief operating decision maker (“CODM”): The chief operating decisions makers are the Chief Executive and Chief Financial Officers of the Company.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

The net proceeds from the Initial Public Offering, together with certain of the proceeds from the sale of the Private Placement Units, totaling $202,256,000 in the aggregate, were placed in a Trust Account with Continental Stock Transfer & Trust Company established for the benefit of the Company’s public shareholders and the underwriter of the Initial Public Offering. Except for the withdrawal of interest earned on the amounts in the Trust Account to fund the Company’s taxes, or upon the redemption by public shareholders of Class A ordinary shares in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, none of the funds held in theTtrust Account will be released until the completion of the Company’s initial business combination or the redemption by the Company of 100% of the outstanding Class A ordinary shares issued by the Initial Public Offering if the Company does not consummate an initial business combination within 24 months after the closing of the Initial Public Offering.

As indicated in the accompanying financial statements, at September 30, 2025, we held cash of $1,389,000, current liabilities of $209,000, and deferred underwriting fees payable of $7,044,000. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

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

General and administrative costs and loss from operations – For the three and nine months ended September 30, 2025, we incurred general and administrative costs of approximately $262,000 and $797,000, respectively, consisting of costs associated with our public reporting, listing, and insurance of approximately $122,000 and $377,000, respectively, approximately $120,000 and $280,000 of costs charged by our Sponsor for office space, utilities and secretarial and administrative support and approximately $20,000 and $140,000 associated with our search for a business combination.

Other income – Other income earned during the three and nine months ended September 30, 2025 totaled approximately $2,172,000 and $4,989,000, respectively, primarily resulting from interest earned on the assets in the Trust Account.

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

As of September 30, 2025, we had cash held in Trust Account of $207,212,000 to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, the Company had approximately $1,389,000 in cash. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of September 30, 2025, the Company believes that it has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed financial statements. The Company cannot ensure that its plans to consummate an initial Business Combination, or to raise additional capital, if necessary, will be successful.

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

Off-balance sheet financing arrangements

As of September 30, 2025, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

As of September 30, 2025, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,025,000 in the aggregate, upon the closing of the Initial Public Offering and full exercise of the over-allotment option. In addition, $0.35 per unit, or approximately $7,044,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have established certain processes for identifying, evaluating, and managing material risks from cybersecurity threats as a part of our overall technology management strategy. These processes are designed and reassessed on a periodic basis to help protect our technology assets and operations from internal and external security threats.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)	During the quarter ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWHOLD INVESTMENT CORP III

Dated: November 13, 2025	By:	/s/ Polly Schneck
	Name:	Polly Schneck
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)