Form 10-K
period 2025-12-31
NewHold Investment Corp. III
filed 2026-04-01
CIK 2043699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-42541

NEWHOLD INVESTMENT CORP III

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

52 Vanderbilt Avenue Suite 2005 New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212) 653-0153

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	NHICU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	NHIC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	NHICW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2025, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $204,671,250.

As of March 30, 2026, there were 20,905,100 shares of the Company’s Class A ordinary shares and 6,707,663 shares of the Company’s Class B ordinary shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NEWHOLD INVESTMENT CORP III

Annual Report on Form 10-K for the Year Ended December 31, 2025

i

CERTAIN TERMS

References to “the Company,” “NHIC,” “our,” “us” or “we” refer to NewHold Investment Corp III, a blank check company incorporated as a Cayman Islands exempted corporation on August 13, 2024. References to our “Sponsor” or “sponsor” refer to s NewHold Industrial Technology III LLC, a Delaware limited liability company. References to our “Initial Public Offering” or “IPO” refer to the initial public offering of NewHold Investment Corp III, which closed on March 3, 2025. References to “Business Combination” or “business combination” refer to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. References to “Trust Account” or “trust account” refer to the Company’s U.S.-based trust account with Continental Stock Transfer & Trust Company acting as trustee.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

part I

ITEM 1. BUSINESS

Overview

NewHold Investment Corp III is a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination or initial Business Combination.

Initial Public Offering and Private Placement

On March 3, 2025, the Company consummated its initial public offering (“IPO”), which consisted of 20,125,000 units (the “Units”), including the exercise in full by the underwriter of an option to purchase up to 2,625,000 Units at the offering price to cover over-allotments. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares”), of the Company, and one-half of one redeemable warrant (each, a “Warrant”) of the Company, with each whole Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $201,125,000.

Simultaneously with the closing of the IPO, the Company completed the private placement of an aggregate of 780,100 units (the “Private Placement Units”) to the Sponsor and BTIG, LLC, the representative of the underwriters, at $10.00 per Private Placement Unit, each Private Placement Unit consisting of one Class A ordinary share and one-half of one redeemable Warrant, each whole Warrant exercisable to purchase one Class A ordinary share. Of those 780,100 Private Placement Units, the Sponsor purchased 552,600 Private Placement Units and BTIG, LLC purchased 227,500 Private Placement Units. The Warrants contained in the Private Placement Units are identical to the Warrants included in the Units sold in the IPO, except as otherwise disclosed in the registration statement filed with the SEC relating to the IPO. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Following the closing of the IPO, an amount of $201,125,000 (which amount includes $7,043,750 of the underwriter’s deferred discount) from the net proceeds of the sale of the Units in the IPO and the private placement was placed in a trust account which will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; and/or held in cash or cash items (including in demand deposit accounts). To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account. As of December 31, 2025, funds in the trust account totaled approximately $209,220,000.

On April 17, 2025, holders of the Units could elect to separately trade the Class A ordinary shares and Warrants included in the Units. The Class A ordinary shares and Warrants trade on the Nasdaq Global Market (“Nasdaq”) under the symbols “NHIC” and “NHICW,” respectively. Units not separated will continue to trade on Nasdaq under the symbol “NHICU.” Holders of Units will need to have their brokers contact Continental Stock Transfer and Trust Company, the Company’s transfer agent, in order to separate the Units into Class A ordinary shares and Warrants.

Business Opportunity Overview

We will concentrate on sourcing business combination opportunities with industrial technology businesses, with particular emphasis on those that align with several key themes commonly referred to as “Industry 4.0,” including but not limited to:

●	Transportation and logistics,

●	Distribution and supply chain,

●	Value added manufacturing and robotics,

●	Grid resiliency,

●	Environmental services,

●	Business services, and

●	Advanced sensor technologies and associated applications.

Our management team will target companies with strong competitive positions in established business-to-business sectors, with a focus on those that have a demonstrable opportunity for share gain and above market growth. We will focus on those with stable revenue, consistent financial performance, and well-understood operations, with a particular interest in those with proprietary products, market position, strategy, or intellectual property that suggest the opportunity for long-term growth higher than their sector.

We are not, however, required to complete our initial business combination with an industrial technology business and, as a result, we may pursue a business combination outside of that industry. We will seek to acquire businesses that we believe are fundamentally sound but would benefit from a public listing to execute their financial, operational and strategic plans.

We believe that the opportunity within high growth industrial businesses is driven by several key factors, including:

●	New Product Introductions. Ability to gain market share through introduction of profitable new products.

●	Potential Acquisitions. Ability to improve operating efficiency and increase scale through acquisition.

●	Flexible Mass Production. Commercial customers demand increasing variety and customization, resulting in businesses requiring more flexible manufacturing and logistics solutions.

●	Supply Chain Optimization. Effective use of technology is allowing companies to manage complex supply chains more efficiently and effectively, without increases in inventory.

●	Efficiency and Productivity Gains. Organizations continually face pressures from their stakeholders to reduce costs and environmental impact further, while increasing output and financial returns.

●	Design and Manufacturing Optimization. Designers and engineers desire the ability to economically manufacture a product that very closely matches its optimal design.

●	Energy Efficiency. All energy users are demanding the latest in efficiency technology, both to reduce cost and to demonstrate attention to their carbon footprint.

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will focus on these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Companies with an attractive and defensible competitive position. We will target companies with market positions and technologies that we believe offer long-term competitive advantages. These could include proprietary technology, a market-leading product suite, unique processes, strong market share, or a culture of innovation that we believe is enduring and unique.

●	Companies with high revenue growth, or with the potential for high revenue growth. We will seek to acquire businesses that have or are believed to achieve significant revenue growth primarily driven by either adopting or providing an industrial technology solution to disrupt the existing paradigm or increase its market position in the end markets in which it serves. To validate future demand, we look for businesses that can clearly demonstrate a compelling return on investment by either adopting or providing an industrial technology solution and the size of the addressable opportunity.

●	Companies that operate in industries and sectors that are ripe for technological disruption or are currently undergoing technological transformations. We plan to identify sectors that are in the process of adopting or have significant potential to adopt an industrial technology solution. We will seek to acquire a business that operates within an industry that is witnessing at least one or more trends, mentioned above, which we believe are driving the opportunity within industrial technology.

●	Companies that exhibit the ability to deliver significant operating leverage and future free cash flow. We will seek to acquire businesses that already generate consistent and increasing free cash flow. We expect gross margins and contribution margins to be above, or at least in line with, relevant competitors. We view businesses with high gross margins and contribution margins favorably as these businesses possess the potential to deliver significant operating leverage and free cash flow with increasing scale.

●	Knowledgeable management teams with relevant industry experience and proven track record of developing or deploying a technology solution. We aim to target businesses with expert management teams that have specialized knowledge of their respective industry sector and are active leaders in developing or deploying technology to provide a solution for a problem or challenge within their respective industry sector.

●	Benefit from being a public company. We intend to acquire a company that will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. We may decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, and in the event we do so, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Competitive Strengths

Accomplished Leadership Team with Relevant Investment, Public Company and Prior Successful SPAC Experience

Our team has over 60 years of combined private equity experience, complemented by extensive public market expertise that includes four prior SPACs. Our Chief Executive Officer, Kevin Charlton, and our Director and Senior Advisor, Charlie Baynes-Reid, served as Chief Executive Officer and Chief Operating Officer, respectively, at NHIC I, which completed its business combination with Evolv Technologies, Inc., a company specializing in artificial intelligence enabled touchless security screening, on July 19, 2021. In addition, certain of our directors were directors of NHIC I and NHIC II. Mr. Charlton also served as an executive officer of, and played an integral role throughout all phases of the SPAC process for, Hennessy Capital Acquisition Corp., Hennessy Capital Acquisition Corp. II and Hennessy Capital Acquisition Corp. III, including the initial public offering, deal sourcing, due diligence, deal structuring, financing and back-end execution of the initial business combinations.

Established Track Record of Sourcing Proprietary Opportunities Suitable for both Private and Public Investing

NewHold Enterprises principals have sourced 325 potential opportunities since its inception in 2017, the vast majority outside of traditional sale processes, funded through a proprietary network of family offices and high net worth individuals. Additionally, Mr. Charlton, in his role as President and Chief Operating Officer of the first three Hennessy Capital SPAC vehicles, was a part of a team that developed a unique SPAC-centered deal sourcing model, which resulted in over 400 targets evaluated over the life of Hennessy Capital Acquisition Corp., Hennessy Capital Acquisition Corp. II and Hennessy Capital Acquisition Corp. III.

Access to NewHold Enterprises’ Proprietary Network of Family Offices and High Net Worth Individuals

NewHold Enterprises sources capital from a series of family offices, each with generally over $1 billion of assets under management, and serves as a direct investing platform for such investors, allowing them to leverage their infrastructure and complement their traditional private equity book. NewHold Enterprises’ network currently consists of more than 100 family offices and more than 95 high net worth investors.

Extensive Experience of Investing in Middle-Market Growth Assets

Our team has extensive experience sourcing and investing in middle market growth companies through private and public investment vehicles. Our focus on flexible hold periods and ownership structures enhances the optionality companies have to focus on operations and integration, and better aligns financial incentives with progressive growth initiatives. Our vehicle and strategy are complementary to NewHold Enterprises’ diversified industrials business. We seek to offer growth equity to industrial technology companies looking for an alternative to traditional private equity.

Prior SPAC Experience

Below are the SPAC business combinations in which members of our management team (excluding our advisor) have participated, along with certain other information:

●	SPAC (Hennessy Capital Acquisition Corp.), Target (Blue Bird Corp.). SPAC consummated its IPO on January 23, 2014 for 11,500,000 units, including the full exercise of the underwriters’ overallotment option of 1,500,000 units, with each unit consisting of one share of common stock, $0.0001 par value and one redeemable warrant to purchase one-half of one share of common stock at an exercise price of $5.75 per half share, at $10.00 per share, generating gross proceeds of $115,000,000. No extension of SPAC term. Approximately 52.1% redemptions in connection with the business combination. Blue Bird Corp. trades on Nasdaq under the symbol “BLBD”, and the price of the common stock has ranged from $7.48 to $57.01 following consummation of the business combination, with a closing price of $36.35 on February 14, 2025.

●	SPAC (Hennessy Capital Acquisition Corp. II), Target (Daseke, Inc.). SPAC consummated its IPO on July 28, 2015 for 17,500,000 units, with each unit consisting of one share of common stock, $0.0001 par value and one redeemable warrant to purchase one-half of one share of common stock at an exercise price of $5.75 per half share, at $10.00 per share, generating gross proceeds of $175,000,000. On July 30, 2015, the underwriters of our initial public offering exercised their over-allotment option in part and, on August 4, 2015, the underwriters purchased 2,459,908 units at an offering price of $10.00 per unit, generating gross proceeds of approximately $25 million. No extension of SPAC term. Approximately 46.6% redemptions in connection with the business combination. In April 2024, Daseke, Inc. was acquired by TFI International Inc. (NYSE: TFII) for an aggregate purchase price of $1.1 billion.

●	SPAC (Hennessy Capital Acquisition Corp.III), Target (NRC Group Holdings Corp.). SPAC consummated its IPO on June 28, 2017 for 22,500,000 units, with each unit consisting of one share of common stock, $0.0001 par value and three-quarters of one redeemable warrant at $10.00 per share, generating gross proceeds of $225,000,000. On July 14, 2017, the underwriters of our initial public offering exercised their over-allotment option in part and purchased 3,175,000 units at an offering price of $10.00 per unit, generating gross proceeds of approximately $31,650,000. No extension of SPAC term. Approximately 65.3% redemptions in connection with the business combination. In November 2019, NRC Group Holdings Corp. was acquired by US Ecology, Inc. (NASDAQ-GS: ECOL) in an all-stock transaction with an enterprise value of $966 million.

●	SPAC (NHIC I), Target (Evolv Technologies, Inc.). SPAC consummated its IPO on August 4, 2020 for 17,250,000 units, with each unit consisting of one share of the Company’s Class A common stock, $0.0001 par value and one-half of one redeemable warrant, at $10.00 per share, generating gross proceeds of $172,500,000. No extension of SPAC term. Approximately 40.6% redemptions in connection with the business combination. Evolv Technologies, Inc. trades on Nasdaq under the symbol “EVLV”, and the price of the common stock has ranged from $1.79 to $10.70 following consummation of the business combination, with a closing price of $4.02 on February 14, 2025.

●	SPAC (NHIC II). SPAC consummated its IPO on October 25, 2021 for 17,500,000 units, with each unit consisting of one share of the Company’s Class A common stock, $0.0001 par value and one-half of one redeemable warrant, at $10.00 per share, generating gross proceeds of $175,000,000. Subsequently, on October 26, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,990,000 units on October 29, 2021. No extension of SPAC term. NHIC II was dissolved and liquidated on May 8, 2023 because NHIC II was unable to file a registration statement with the SEC in connection with its initial business combination within the time period required by its amended and restated certificate of incorporation.

However, in recent years, a number of target businesses have underperformed financially post-business combination with a SPAC. As a result, we cannot assure you that we will properly ascertain or assess all of the significant risk factors associated with a target business or that the price of the shares of the combined entity post-business combination will increase.

Acquisition Process

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds available for us to use to complete another business combination.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account). Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the aggregate value of all of the target businesses, will be taken into account for purposes of the 80% fair market value test.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private units following our IPO and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target, which could materially affect our ability to complete our initial business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships will provide us with a substantial number of potential initial business combination targets. Over the course of their careers, the members of our management team and our advisor have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team and advisor sourcing, acquiring and financing businesses, the reputation of our management team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

This network has provided our management team with a flow of referrals that has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team will provide us important sources of investment opportunities. In addition, we anticipate that target business combination candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We have not contacted any of the prospective target businesses that our management team in their prior SPACs had considered and rejected as target businesses to acquire. However, we may contact such targets if we become aware that such targets are interested in a potential initial business combination with us and such transaction would be attractive to our shareholders. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target, which could materially affect our ability to complete our initial business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock or shares in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30th.

In addition, after completion of our IPO and prior to the consummation of a business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment or removal of directors. As a result, Nasdaq will consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Effecting our initial business combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our IPO. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private units, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies, or for working capital.

We may pursue an initial business combination in any business or industry. Accordingly, there is no current basis to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the sale of the private units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsors, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus for our IPO and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding (other than in a public offering);

●	Any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the trust account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed business combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisor and their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, initial shareholders, directors, officers, advisor and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by sponsor, initial shareholders, directors, officers, advisor and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, initial shareholders, directors, officers, advisor and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares, rights or warrants in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding and/or increase the likelihood of approval on any matters submitted to the public warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. To the extent such securities are purchased, such public securities will be not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial shareholders, directors, officers, advisor and their affiliates anticipate that they may identify the shareholders with whom our sponsor, initial shareholders, directors, officers, advisor and their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, initial shareholders, directors, officers, advisor and their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, initial shareholders, directors, officers, advisor and their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, initial shareholders, directors, officers, advisor and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, initial shareholders, directors, officers, advisor and their affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisor and their affiliates may purchase public shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholders, directors, officers, advisor and their affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisor and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers, advisor and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisor and their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisor and their affiliates;

●	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisor and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers, advisor and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers, advisor and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.05 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private shares and any public shares they may hold in connection with the completion of our initial business combination. The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public warrants they may purchase, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may purchase as the rights afforded to our other public shareholders. However, if the non-managing sponsor investors purchase all of the units for which they have expressed to us an interest in purchasing or otherwise hold a substantial number of our units, then the non-managing sponsor investors will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares and private units.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above are contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a special resolution, which requires the affirmative vote of at least two-thirds of the holders of the ordinary Shares as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter. The amended and restated memorandum and articles of association of the Company will require that resolutions put to the vote of a meeting shall be decided on a poll, in accordance with section 60(4) of the Companies Act and regard shall be had to the number of votes to which each member is entitled to cast when computing whether the requisite approval threshold has been obtained to pass a special resolution, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. A quorum for such meeting will be present if the holders of at least one third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private shares and any public shares purchased during or after our IPO (including in open market and privately-negotiated transactions), (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction). For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained.

However, if our initial business combination is structured as a statutory merger or consolidation of the company with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the holders of the ordinary Shares as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter. The amended and restated memorandum and articles of association of the Company will require that resolutions put to the vote of a meeting shall be decided on a poll, in accordance with section 60(4) of the Companies Act and regard shall be had to the number of votes to which each member is entitled to cast when computing whether the requisite approval threshold has been obtained to pass a special resolution. In addition, prior to the closing of our initial business combination, only holders of our Class B ordinary shares (i) will have the right to vote to appoint and remove directors prior to the completion of our initial business combination and (ii) will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only the duration of the completion window to complete our initial business combination. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and private shares held by them if we fail to complete our initial business combination within the completion window, although they will entitled to liquidating distributions from assets outside the trust account. However, if our sponsor or management team acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted completion window.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then outstanding public shares. The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public warrants they may purchase for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may purchase as the rights afforded to our other public shareholders. However, if the non-managing sponsor investors purchase any of the units for which they have expressed to us an interest in purchasing, then the non-managing sponsor investors will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares and private units.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from IPO proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.05. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.05. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of our IPO will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent auditors), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.05 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.05 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.05 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We will have access to the IPO proceeds held outside of the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.05 per share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess financial, technical, human and other resources that are similar to or greater than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with the exercise of redemption rights by our public shareholders may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either or both of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently utilize office space at 52 Vanderbilt Avenue, New York, NY 10017, provided by an affiliate of our sponsor. We will reimburse our sponsor or an affiliate thereof in an amount equal to $40,000 per month for office space, utilities and secretarial, administrative support and officer compensation made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Employees

We currently have three officers: Messrs. Charlton and Hammad and Ms. Schneck. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 3, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our Board is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES

We currently maintain our executive offices located at 52 Vanderbilt Avenue, Suite 2005 New York, NY 10017, and our telephone number is (212) 653-0153. The cost for this space is provided to us by an affiliate of our Sponsor, as part of the $40,000 per month payment we make to it for office space and related services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Stock Market LLC, or Nasdaq, under the symbol “NHICU” on February 28, 2025. Our Class A ordinary shares and Warrants comprising the Units began separate trading on Nasdaq on April 17, 2025, under the symbols “NHIC” and “NHICW”, respectively.

Holders of Record

As of March 30, 2026, there were 3 shareholders of record of the Company’s Class A ordinary shares and 7 shareholders of record of the Company’s Class B ordinary shares. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto included elsewhere in this Annual Report.

Overview

We are a blank check company incorporated on August 13, 2024 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. However, our management team had been actively in discussions with potential business combination partners in their capacity as officers of NewHold Investment Corp. I (“NHIC I”) and NewHold Investment Corp. II (“NHIC II”), and we may pursue business combination partners that had previously been in discussions with NHIC I or NHIC II’s management teams. We may pursue an initial business combination in any business or industry. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the private placement of the Private Placement Units (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

As indicated in the accompanying financial statements, at December 31, 2025, we held cash of $1,198,000, current liabilities of $1,251,000 (including approximately $453,000 of deferred compensation to related parties that is not due until the closing of a business combination), and deferred underwriting fees payable of $7,044,000. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

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

General and administrative costs and loss from operations – For the year ended December 31, 2025 and for the period from August 13, 2024 (inception) to December 31, 2024, we incurred general and administrative costs of approximately $2,090,000 and $90,000, respectively, consisting of costs associated with our public reporting, listing, insurance and other general and administrative costs of approximately $526,000 and $377,000, respectively, approximately $400,000 and $0 of costs charged by our Sponsor for office space, utilities and secretarial and administrative support, approximately $453,000 charged for deferred compensation to management and approximately $711,000 and $0 associated with our search for a business combination.

Other income – Other income earned during the year ended December 31, 2025 and for the period from August13, 2024 (inception) to December 31, 2024 totaled approximately $7,008,000 and $0, respectively, primarily resulting from interest earned on the assets in the Trust Account.

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

As of December 31, 2025, we had cash held in Trust Account of $209,220,000 to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, the Company had approximately $1,198,000 in cash. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of December 31, 2025, the Company believes that it has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed financial statements. The Company cannot ensure that its plans to consummate an initial Business Combination, or to raise additional capital, if necessary, will be successful.

We do not believe we will need to raise additional funds following our IPO in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private units of the post business combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our founder shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the sale of the private units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of our IPO. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

As of December 31, 2025, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

As of December 31, 2025, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE1

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Thomas Sullivan	62	Chairman of the Board
Kevin Charlton	59	Chief Executive Officer
Isobel Paola (“Polly”) Schneck	55	Chief Financial Officer
Samy Hammad	37	President and Chief Operating Officer
Charlie Baynes-Reid	50	Director and Senior Advisor
Phil Horlock	68	Independent Director
Suzy Teharian	56	Independent Director
Brian Mathis	58	Independent Director
Scott Scharfman	62	Independent Director
Matt Yerbic	55	Independent Director

Thomas J. Sullivan.    Thomas Sullivan is the Chairman of our board of directors. Mr. Sullivan has over 30 years of experience in finance and operations. Mr. Sullivan served as the Chairman of the Board of NewHold Investment Corp. I and II. He has served on numerous boards for over 20 years and has broad leadership skills and extensive operational and financial restructuring experience as well as experience in the fields of private equity and capital markets. Mr. Sullivan is a trustee on the board of trustees of SMTA liquidating Trust (successor to Spirit MTA REIT). Prior to its dissolution on January 1, 2020 and the establishment of SMTA Liquidating Trust, he served on the board of trustees of Spirit MTA REIT, an externally managed, publicly traded REIT, and was chair of its compensation committee and a member of its audit committee and related party transactions committee. He is a member of the board of directors of Investcorp Credit Management Business and is chairman of the nominating and corporate governance committee. Mr. Sullivan is a member of the advisory board of directors of Heartsong, Inc. He was previously a member of the board of directors, including for several special committees, for Totes Isotoner Corporation as Chairman and for Media General Inc., Hennessy Capital Acquisition Corporation., American Apparel Inc. Millennium Custodial Trust, Accredited Mortgage Loan REIT, New Young Broadcasting Co. and Utility Service Partners, Inc. Mr. Sullivan was the managing partner of Smallwood Partners, LLC, a financial advisory services firm from 2009 to 2015. From 1996 to 2008. Thomas Sullivan was a managing director of Investcorp International, Inc., a global middle market private equity firm. From 1993 to 1996, he was Vice President and Treasurer of The Leslie Fay Companies, Inc. Lastly, from 1989 to 1993, Mr. Sullivan held multiple positions with Arthur Anderson & Co. Mr. Sullivan holds a BS in Accountancy from Villanova University.

Kevin Charlton.    Kevin Charlton is our Chief Executive Officer. Mr. Charlton has been the Co-Chairman of NewHold Enterprises since 2017 and has spent more than 25 years in private equity. Mr. Charlton has been a director of Evolv Technologies Holdings, Inc. (Nasdaq: EVLV), formerly known as NewHold Investment Corp., since NewHold Investment Corp. closed its business combination with Evolv Technologies, Inc. in July 2021. He was the Chief Executive Officer of NewHold Investment Corp. from January 2020 until it closed its business combination with Evolv Technologies, Inc. Since October 2021, Mr. Charlton has also served as Chairman of the board of directors of GiveEvolv, LLC, a nonprofit organization affiliated with Evolv Technologies, Inc. From January 2014 through February 2015, Mr. Charlton was the President and Chief Operating Officer of Hennessy Capital Acquisition Corp., a $115 million NASDAQ-listed SPAC that merged with Blue Bird Corporation (NASDAQ: BLBD), the school bus manufacturer, in February 2015. From July 2015 through February 2017, he then served as President, Chief Operating Officer and Vice Chairman of the Board of Directors of Hennessy Capital Acquisition Corp. II, a $200 million NASDAQ-listed SPAC that merged with Daseke, Inc., in February 2017. He served on the Board of Daseke from the time of the merger in February 2017 through January 2021. From July 2017 through October 2019, Mr. Charlton served as President, Chief Operating Officer and Vice Chairman of the Board of Directors of Hennessy Capital Acquisition Corp. III, a $275 million NYSE-listed SPAC that merged with NRC Group in October 2018. Prior to NewHold, Mr. Charlton was with JPMorgan (NYSE: JPM), Investcorp, and Macquarie (ASX: MQG). Mr. Charlton has served on more than 25 Boards of Directors in all relevant roles, and in almost all cases as Chairman or Lead Director on behalf of the majority owner. Prior to his career in private equity, Mr. Charlton was with McKinsey and Company in New York and NASA Headquarters in Washington, DC. Mr. Charlton has been Chairman of American AllWaste LLC since May 2018, Mr. Charlton received his Bachelor’s degree in Aerospace Engineering cum laude from Princeton University in 1988, his Master of Science in Aerospace Engineering with Distinction from the University of Michigan in 1990, and his Master of Business Administration with Honors from the Kellogg School at Northwestern University in 1995.

Polly Schneck.    Polly Schneck is our Chief Financial Officer. Since September 2023, Ms. Schneck has served as CFO of NewHold Enterprises LLC, an industrials and services holding company. Ms. Schneck has deep experience as a board member, venture capital investor, management consultant and IT consultant, working with companies ranging from start-ups to large, public entities to improve their financial operations and strategies. Before joining NewHold Enterprises, from January 2009 to September 2023, Ms. Schneck conducted strategy and financial consulting independently and with University of Pennsylvania Pro-bono Alumni Consulting. Ms. Schneck previously served as a partner at Labrador Ventures, an investment professional at Scripps Ventures, and a strategy and IT consultant with PriceWaterhouseCoopers. Ms. Schneck also served as an Emergency Medical Technician with the Bedford Fire Department from August 2009 until April 2024, as a Board Director of the Bedford Fire Department from January 2013 until January 2024, and as Chair of the Board from January 2014-January 2018. Ms. Schneck earned her MBA from the Wharton School of Business at the University of Pennsylvania and her AB cum laude from Princeton University.

Samy Hammad.    Samy Hammad is our President and Chief Operating Officer. Mr. Hammad previously served as Chief Financial Officer of NewHold Investment Corp. II and has over a decade of experience in investment banking and capital markets practices. Prior to joining NewHold Investment Corp. II, Mr. Hammad worked as a director in the investment banking division at Citigroup from 2014 to 2021, where he covered financial sponsors and SPACs, providing a full range of investment banking services including M&A advisory, acquisition finance, equity and debt offerings and private placements. While at Citigroup, Mr. Hammad worked on and completed over 45 transactions across the consumer, technology, healthcare and industrials verticals, including raising more than $2 billion for SPAC sponsors. Prior to Citigroup, Mr. Hammad worked in the leverage finance group at CIT from 2011 to 2014, where he focused on middle market private equity backed companies in the transportation and aerospace & defense sectors. Mr. Hammad received a Bachelor of Business Administration degree with a focus on Finance from the George Washington University.

Charlie Baynes-Reid.    Charlie Baynes-Reid is a Board Member and Senior Advisor of NewHold Investment Corp. III. He was previously Chief Operating Officer of NHIC I and II and served as our General Counsel from September 19, 2024 until January 15, 2025. Mr. Baynes-Reid was a founding partner and Managing Director of NewHold Enterprises, having spent more than 20 years in private equity and principal investing, both as a legal advisor and as an investor. Mr. Baynes-Reid has extensive experience working with portfolio companies on acquisitions and divestures, consolidation strategies, debt financing and refinancing, capital markets and exit strategies through private sales, public mergers and initial public offerings (or IPOs). He also has significant knowledge of core legal and regulatory considerations relating to both domestic as well as complex cross border transactions and his sector experience includes companies focusing on logistics, business services, real estate, diversified industrials, renewable energy and financial services. Qualifying as a lawyer in the United Kingdom in 2001 with Simmons & Simmons law firm, he worked in London and Tokyo before moving to the Minter Ellison law firm in Sydney. He joined Macquarie (ASX: MQG) in 2005, based initially in Sydney. In 2007, he relocated to Macquarie’s New York office, where he focused on principal investments and capital markets transactions across multiple jurisdictions, before becoming one of the founding partners of River Hollow Partners in early 2014. In 2017, Mr. Baynes-Reid was a Founding Partner, Managing Director and General Counsel for NewHold Enterprises LLC. Mr. Baynes-Reid received his LLB Honors degree in Business Law from City University, London and is dual-qualified as an English lawyer and a member of the New York Bar. Mr Baynes-Reid currently serves as General Counsel and CFO of Type One Energy Group, Inc.

Suzy Taherian.    Suzy Taherian is an independent member of our board of directors. Ms. Taherian has over 25 years of experience acting as Chief Financial Officer, Chief Operating Officer, and acting Chief Financial Officer for global industrial companies. She served as one of the independent directors of NewHold Investment Corp. from July 2020 to July 2021. Most recently, she joined Xpansiv as their CFO and is currently a member of the board of directors of Wrightspeed Inc. effective June 1, 2021. Xpansiv is a global digital marketplace for data-driven, ESG-inclusive products. Ms. Taherian started her career as a consultant with Accenture, advising large companies on implementation of ERP systems to optimize operations. She later held various senior finance roles for 16 years at Exxon and Chevron. Since January 2020, Ms. Taherian has been an advisor to TKCapital, a private equity firm with investments in industrial companies. Additionally, Ms. Taherian has served as Chief Financial Officer of several industrial companies — from February 2017 through December 2019, at Kinetic Systems Inc., a global engineering and construction firm; from July 2016 through January 2017, at RePower, a national software company; from June 2015 through June 2016, at NobleIron, a publicly-traded construction equipment rental company (TSX:NIR); and from April 2013 through May 2015, at eCullet, a national manufacturer of glass. Over her career, she has worked on financings of over $4.5 billion and M&A transactions of over $2.5 billion. She previously served on numerous boards such as Glass to Glass, a joint venture with Owens Illinois which is the world’s largest glass manufacturer, and Chevron Federal Credit Union, which has over $1 billion in assets. She previously served on boards of various nonprofits (including a homeless shelter and a school) and is an active community leader and was appointed as the Contra Costa County Library Commissioner, advocating for literacy and education for 1 million residents of the county. Since 2019, she has been on the Steering Committee of CFO Leadership Council, a national organization of Chief Financial Officers. Additionally, Ms. Taherian has been an adjunct professor at UC Davis Graduate School of Management for last 9 years, teaching courses on International Finance and International Business. Ms. Taherian holds a Bachelor of Science degree in Mechanical Engineering from UC Davis and an MBA from the Kellogg School of Management, Northwestern University.

Brian Mathis.    Brian Mathis is an independent member of our board of directors. Mr. Mathis served as one of the independent directors of NewHold Investment Corp. I and II. Since January 2023, Mr. Mathis has served as a partner and senior advisor with Assemble the Agency, a strategic advisory and communications firm. Prior to joining Assemble, Mr. Mathis co-founded C Street Advisory Group, where he served as Chief Strategy Officer from January 2021 to December 2022, helping business leaders maximize value while fostering more inclusive, equitable, and high-performing organizations. From December 2011 to December 2020, Mr. Mathis has served as a founding partner of Pine Street Alternative Asset Management, an investment management firm specializing in emerging hedge fund managers. Before launching Pine Street in 2011, he was Co-Managing Partner of Provident Group Asset Management, LLC (PGAM), where he played a key role in portfolio construction and capital raising as a member of the investment committee. Prior to that, Mr. Mathis was Managing Director at Advent Capital Management, where he oversaw business development and marketing for multi-strategy, credit, and convertible hedge fund strategies. He also served as Director at Pacific Alternative Asset Management Company (PAAMCO), a leading fund of hedge funds managing over $7.5 billion in assets. His early experience includes roles as Vice President at J.P. Morgan Chase & Co., where he contributed to various private equity groups. Throughout his career, Mr. Mathis has held board positions or advisory roles at several prominent organizations, including PlusFunds (observer), Eastport Operating Partners LP, Edison Schools, LinksCorp, and Bell Sports. Mr. Mathis began his career as a Congressional Black Caucus Fellow, working with the late Honorable John Lewis in the U.S. House of Representatives and with Senator Fritz Hollings on the U.S. Senate Committee on Commerce, Science, and Transportation. He was later appointed to the U.S. Department of the Treasury during the Clinton Administration. Mr. Mathis is a member of the Council on Foreign Relations and an advisory member of the Black Economic Alliance. Currently, Mr. Mathis serves on the Board of Directors for Vericast, a privately held marketing solutions company, and Ares Real Estate Income Trust (AREIT), a diversified real estate platform. Mr. Mathis earned a bachelor’s degree in business administration from the University of Michigan Business School, and both a Juris Doctor and a Master’s Degree in Public Administration from Harvard Law School and the John F. Kennedy School of Government at Harvard University.

Philip Horlock.    Philip Horlock is an independent member of our board of directors. Mr. Horlock has served as a director of Blue Bird Corporation (“Blue Bird”) since February 24, 2015, and as CEO since May 14, 2023. Mr. Horlock served as President and CEO of Blue Bird from February 24, 2015 to October 31, 2021. Subsequently, Mr. Horlock served as a Senior Advisor to Blue Bird until December 31, 2021, at which time Mr. Horlock became a consultant to the Company, serving until he was appointed President and CEO in May 2023. Mr. Horlock served as School Bus Holdings’ President and CEO from April 2011 to October 31, 2021. Mr. Horlock served as School Bus Holdings’ CFO and Chief Administrative Officer from January 2010 until April 2011. Before joining School Bus Holdings, Mr. Horlock spent over 30 years with Ford Motor Company, where he held senior executive positions in Finance and Operations worldwide. His last three positions with Ford were Chairman & CEO of Ford Motor Land Development, Controller of Corporate Finance, and CFO Ford Asia Pacific & Africa. While at Ford, Mr. Horlock served on the Advisory Board of Mazda Motor Corporation and also previously served as a director of LoJack Corporation. Mr. Horlock holds a B.S. degree in Psychology and Mathematics from Sheffield University in England. He also completed the Ford Executive Development Program (Capstone) through the University of Michigan.

Scott Scharfman.    Scott Scharfman is an independent member of our board of directors. Mr. Scharfman brings extensive leadership experience to our team as a seasoned finance and investment professional. Since October 2021, he has served as a Board Member and Advisor at Jupiter Intelligence, Inc., a firm specializing in the analysis of climate change risks. Prior to this, he was a Managing Director at Mill Road Capital from 2006 to 2019 and at Robertson Stephens from 2001 to 2002. He also served as Chief Financial Officer at Mercata, Inc. from 2000 to 2001. His early career includes a tenure as Managing Director in the Equity Capital Markets Department at Bear, Stearns & Co. Inc., where he worked from 1994 to 2000, following his role as Vice President at The Blackstone Group. Mr. Scharfman holds an A.B. degree, cum laude, from Princeton University.

Matt Yerbic.    Matt Yerbic is an independent member of our board of directors. Since June 2021, Mr. Yerbic serves as Executive Chairman at Aviation Technical Services. From August 2008 to June 2021, Mr. Yerbic served as President and Chief Executive Officer of Aviation Technical Services. He has more than 20 years of experience in all facets of the aviation industry. Prior to Aviation Technical Services, Mr. Yerbic served in several executive positions at Alaska Airlines including the Managing Director for the State of Alaska, Managing Director of Station Operations and the business leader for Alaska Air Cargo, serving both Alaska and Horizon Air. In 2008, Mr. Yerbic was hired by Macquarie Capital Investment as Chief Commercial Officer for the Taurus Aerospace Group and subsequently took on the role of the President of ATS. Mr. Yerbic studied at Oregon State University between 1988 and 1989 and at the University of Alaska Anchorage between 1989 and 1991.

Past performance of our management team or our advisor or their respective affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical performance record of our management team or their affiliates as indicative of our future performance. Our officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities.

Senior Advisors to the Board of Directors

The persons listed below are members of our advisory board. We have not currently entered into any formal arrangements or agreements with out advisors to provide services to us and they have no fiduciary obligations to present business opportunities to us. Our advisors are not be paid any finder’s fees, reimbursement, or consulting fee prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction).

Amanda Tarplin. Ms. Tarplin oversees Investor Relations and Marketing for NewHold Investment Corp. III and has overseen both areas for NewHold Enterprises LLC since 2019. Ms. Tarplin also held an advisory role for NHIC I and NHIC II, acting as an advisor to the sponsor driving investor relations and public relations throughout the transaction and working with the target company. Ms. Tarplin has significant experience driving investor relations programs for private markets and private to public transactions. Since 2019, Ms. Tarplin has served as Founder and CEO of Tarplin Consulting, an outsourced investor relations platform specializing in product management and investor relations for private markets and transactions. Ms. Tarplin has deep expertise in the investment management industry, with over 15 years of experience in investor relations, across a number of investment strategies in private and public markets including private credit, private equity, managed futures, a variety of hedge fund strategies and SPACs, as well as with portfolio companies directly. Prior to founding Tarplin Consulting, from 2013 to 2018, Ms. Tarplin was with Strategic Value Partners, a Greenwich CT-based distressed credit firm, where she was Vice President of investor relations. She was responsible for covering both private equity and hedge fund products and for maintaining relationships with a diverse global, institutional investor base. Prior to SVP, Ms. Tarplin spent over five years with Millburn Ridgefield Corporation, a systematic, quantitative asset manager where she also focused on marketing and investor relations. Ms. Tarplin began her career at Morgan Stanley in private wealth management. Amanda received a B.B.A. from Villanova University, with concentration in marketing and finance.

Brian Mackerer. Mr. Mackerer has 21 years of experience leading sales and marketing functions for fortune 500 and 1000 businesses. Mr. Mackerer currently leads all Sales and Marketing functions at Craft (Craft.co) as the VP, Global Sales. Mr. Mackerer was brought on board at Craft to build out the entire sales engine. During his tenure at Craft, Mr. Mackerer built the ‘Go To Market’ function, including the Sales, Business Development, Customer Success, Sales Engineering and Marketing teams. Mr. Mackerer joined Craft in January of 2020, having spent the previous 15 years at Dun & Bradstreet (“D&B”), a leading global provider of business decisioning data and analytics. While at D&B, Mr. Mackerer managed $20M in revenue, leading Finance, Sales/Marketing, Compliance and Digital Marketing teams within the High-Tech Strategic team, ranging from Visa, Microsoft, Intel, McAfee, Adobe and most significantly, at Apple and Google.  Mr. Mackerer graduated from UC Santa Barbara with a Bachelor of Arts in English.

Neil Glat. From September 2019 to present, Mr. Glat has been the Managing Member of NG Strategies, LLC, providing strategic advice to sports, media, and technology businesses. He served as Co-President, North America for SPORTFIVE, a global sports, entertainment, and marketing agency, from January 2022 until February 2024. Previously, from April 2012 through August 2019, Mr. Glat served as President of the New York Jets, and, from September 2019 to March 2020, he was a Senior Advisor to the New York Jets. Prior to that, Mr. Glat was a senior executive at the National Football League for 15 years, where he oversaw corporate development and strategy, and has previous experience in management consulting at McKinsey & Company and investment banking at Dillon, Read & Co. Mr. Glat has served as a Director on the Board of Evolv Technology (NASDAQ: EVLV) since July 2021 and has been Chair of the Board since November 2023. Mr. Glat has served as a Director on the Board of fuboTV Inc. (NYSE: FUBO) since March 2024. Mr. Glat previously served as a Director on the Board of NewHold Investment Corp., a publicly traded SPAC, from July 2020 to July 2021, prior to NewHold Investment Corp. entering into a business combination with Evolv Technology in July 2021. Mr. Glat also previously served as a Director on the Board of NewHold Investment Corp. II, a publicly traded, industrial technology SPAC, from October 2021 to April 2023. Mr. Glat has served as an Operating Advisor on limited and select matters for Apollo Global Management. He was previously from 2021 to 2024 a Senior Advisor for Arctos Sports Partners, a private equity platform focused on the professional sports industry. From 2019 to 2024, he served on the board of ASM Global, a privately held company which is the world’s largest venue management company, and which was recently purchased by Legends. In addition, Mr. Glat serves on many philanthropic boards. Mr. Glat has extensive operating and strategic experience across numerous industries. During his more than 25 years in combined tenures at the New York Jets, the National Football League, and professional service firms, Mr. Glat has consistently focused on, among other things, driving revenue growth, increasing consumer engagement, identifying new businesses, encouraging innovation, developing forward-looking strategies, and executing strategic transactions. Mr. Glat earned a Bachelor of Sciences in Economics from The Wharton School at the University of Pennsylvania and a JD from Harvard Law School.

Bryan Mikula. Mr. Mikula is an accomplished manufacturing executive with more than 28 years of operational experience. Mr. Mikula started his career in operational leadership positions in publicly traded companies (Ford Motor Company, NYSE: F and Allegheny Technologies, NYSE: ATI) and most recently, during the past 8 years, he has served in leadership roles for multiple private equity-backed companies. From August 2022 to May 2024, Mr. Mikula served as Chief Executive Officer of F&S Tool, Inc., a specialized provider of high output, high-efficiency hot runner injection and high-volume compression molding applications. Mr. Mikula serves as a member of the board of directors of Cutting Edge Machining & Automation, a diversified, multi-capability, automation-enabled precision machining platform. Mr. Mikula holds an MBA from the University of Pittsburgh and a BS in Engineering from Penn State University. He is a certified Six Sigma Black Belt from Ford and has a Lean Manager Certification from the Fisher School of Business and Productivity at Ohio State University. Bryan Mikula is based in Western Pennsylvania.

Dr. Sriram (Srisu) Subrahmanyam. He is the CEO of Repairify and is a high-impact, customer-centric senior executive with global experience, having served public and private companies across multiple industries. From 2022 to 2025, Dr. Subrahmanyam served as EVP of Operations, and President of Services and International Markets, at OPENLANE, Inc. (NYSE: KAR), US marketplace for used vehicles. As a member of the Executive Committee at OPENLANE, Dr. Subrahmanyam led the company’s expansion in international markets, in addition to leading the services businesses. He also led the company’s enterprise-wide business transformation, technology, and cybersecurity efforts. Previously, from 2018 to 2022, Dr. Subrahmanyam served as Chief Operating Officer of ADESA, the physical auction business unit of OPENLANE with $1.5B in revenue and led the digital transformation of the business at ADESA during COVID. Prior to joining OPENLANE, Dr. Subrahmanyam served as Global Vice President of Engineering for Ingram Micro, a Fortune 100 company and a global leader in technology distribution and supply-chain operating in 30+ countries. In this role reporting to the CEO, he led global functions in supply chain planning, operations & customer solutions engineering, CSR, real estate, continuous improvement, environmental health & safety. Dr. Subrahmanyam created value by establishing new revenue streams through global client acquisitions, built significant relationships, Ingram Micro’s global expansion, and contributed to growing the Supply Chain Solutions business. He chaired the Corporate Social Responsibility committee (ESG) at Ingram Micro, publishing the company’s first ever sustainability report. Prior to this, Dr. Subrahmanyam served as COO for BrightPoint Americas, leading operations & technology. Dr. Subrahmanyam held leadership roles with Orchard Group (2011-2012), and Career Education Corporation (2008-2011; NASDAQ: CECO). At Career Education, he led the transformation of the $1B indirect spend procurement organization and supply chain functions to deliver sustained value. He joined United Airlines (NASDAQ: UAL) in 1999 and held progressive roles, culminating with VP, Continuous Improvement (2006-2008), where he created the Office for Continuous Improvement, establishing rigorous performance management, analytics, structured thinking/decision making, and execution. He drove value creation, and institutionalized structured programs and tools in operational excellence. Dr. Subrahmanyam started his career at Advanced Process Combinatorics, as Practice Leader, Supply Chain Modeling (1996-1999), serving pharma and chemical industries. He has a Ph.D. in Chemical Engineering from Purdue University and a B.E. (Honors), Chemical Engineering, from the Birla Institute of Technology & Science, India. Dr. Subrahmanyam also holds the NACD’s Directorship Certification accreditation.

Mark Habner. Mr. Habner has over 30 years’ experience in both the private equity and operations consulting sector in the USA, Australia, and Europe. Since December 2016, Mr. Habner has served as Chief Executive Officer of Beckway Group (“Beckway”), a company that specializes in optimizing the investment value of privately held businesses through hands-on talent management and front-line execution horsepower. Mr. Habner leads Beckway’s three divisions, Talent Finders, Trailblazers and Tracking Technologies and supports the continued growth and success of the overall business. Prior to co-founding Beckway, from March 2014 to November 2016, Mr. Habner was a Senior Managing Director with SSA & Company where he led the firm’s Capabilities Practices. Prior to SSA, Mr. Habner was a Partner with RMB Capital Partners, a mid-market private equity fund in Australia, where he led and managed investments in healthcare, industrial products, and business services and also served as a Managing Director at Crystal Lake Capital, a venture capital and private equity firm. Mr. Habner commenced his career at Booz, Allen & Hamilton. Mr. Habner earned his combined degree in the Bachelor of Commerce and Bachelor of Laws (Honors) from the University of Tasmania. He graduated with an MBA with Distinction from Northwestern University (Kellogg) and is a CPA (Australia). Mark Habner is the Chairman of the University of Tasmania Foundation (USA) and member of YPO, a US-based organization of chief executive officers.

Kent Savage. Mr. Savage is a serial entrepreneur, inventor and investor. He is a 2017 recipient of the EY Entrepreneur of the Year Award, a National Finalist and delegate to the EY 2018 and 2019 World Entrepreneur of the Year proceedings in Monaco. Mr. Savage has spent more than 30 years providing innovative leadership and scaling tech-oriented organizations. Since January 2012, Mr. Savage has served as the Chief Executive Officer of American Select Properties, a residential real estate investment company with diverse holdings in commercial and residential properties. His current focus areas include non-crypto platforms leveraging blockchain technologies and AI. He is Founder and Chairman of Blue Loop Capital, LLC, a private equity investment firm specializing in technology investments and Founder and Executive Chairman of Apex Order Pickup Solutions. Mr. Savage is also Chairman of (i) Veritas Automata, a developer of platforms and frameworks enabling transformative blockchain and AI solutions (currently in stealth mode) and (ii) Yuxi Global, a near-shore technology development company specializing in distributed ledger blockchain and smart contracts, Machine Learning and AR/VR. Mr. Savage is an active philanthropist and Social Entrepreneur. Additionally, Mr. Savage was awarded his first patent in 1993 for his invention of the Automatic Tool Dispenser and was subsequently awarded numerous additional US and International patents. More recently his innovative self-serve heated, mobile order pickup station (Little Caesar’s Pizza Portal) won major awards in 2018 and 2019 from the International Franchise Association, QSR Magazine and the National Restaurant Association. Mr. Savage also won a second innovation award in 2024 from the National Restaurant Association for his invention of Apex OrderHQ™ Ex order pickup technology. Mr. Savage is a member of the advisory board for the Disruptive Technologies and Digital Cities Program at Stanford University.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven (7) members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of our public shares will not be entitled to vote on such matters during such time. These provisions of our amended and restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may be amended by a special resolution passed by the affirmative vote of the holders representing at least 90% of the issued Class B ordinary shares. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which consists of Charlie Baynes-Reid and Brian Mathis, will expire at our first annual general meeting. The term of office of the second class of directors, which consists of Suzy Taherian and Scott Scharfman, will expire at the second annual general meeting. The term of office of the third class of directors, which consists of Phil Horlock, Thomas Sullivan and Matt Yerbic, will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board of directors expects to determine that Thomas Sullivan, Phil Horlock, Suzy Teharian, Brian Mathis, Scott Scharfman, and Matt Yerbic are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors established two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and has the composition and responsibilities described below.

Audit Committee

Suzy Taherian, Scott Scharfman and Matt Yerbic serve as the members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Suzy Taherian, Scott Scharfman and Matt Yerbic each meet the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act.

Suzy Taherian serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Suzy Taherian qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Brian Mathis, Phil Horlock, and Matt Yerbic. Brian Mathis serves as chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Brian Mathis, Phil Horlock and Matt Yerbic are each independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605I(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Thomas Sullivan, Phil Horlock, Suzy Teharian, Brian Mathis, Scott Scharfman, and Matt Yerbic. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Form S-1 or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties: duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Kevin Charlton	NewHold Enterprises, Industrial Holding Company	Investment firm	Co-Chairman
	American AllWaste LLC	Growth platform focused on non-hazardous liquid waste industry	Director
	Evolv Technologies Holdings, Inc.	Provider of AI touchless security screening systems	Director
Thomas J. Sullivan	Investcorp Credit Management BDC, Inc.	Credit manager	Director
	Spirit MTA REIT	Real estate investment trust	Director
Charlie Baynes-Reid	NewHold Enterprises LLC	Investment firm	Managing Director and General Counsel
	River Hollow Partners, LLC	Investment firm	General Counsel
	Macro Energy LLC	Provider of lighting solutions	Director
	Type One Energy Group	Energy company	General Counsel and CFO
Brian Mathis	Ares Real Estate Income Trust	Diversified real estate platform	Director
	Vericast Corp.	Marketing	Director
	Assemble the Agency	Media Agency	Partner
Phil Horlock	Blue Bird Corporation	School Bus Manufacturer	Chief Executive Officer and Director
Matt Yerbic	Aviation Technical Services	Aviation	Executive Chairman
Suzy Teharian	3Degress Group, Inc.	Renewable Energy and Sustainability Consulting	Chief Financial Officer
	Heffernan Insurance Brokers	Insurance	Director
Scott Scharfman	Jupiter Intelligence, Inc.	Climate Risk Analytics	Director
Polly Schneck	NewHold Enterprises LLC	Investment firm	Chief Financial Officer
Samy Hammad	NewHold Enterprises LLC	Investment firm	Managing Director
	American Allwaste LLC	Growth platform focused on non-hazardous liquid waste industry	Director

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target, which could materially affect our ability to complete our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares prior to our IPO and purchased private units in a transaction that closed simultaneously with the closing of our IPO. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares and the private shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the trust account. If we do not complete our initial business combination within the prescribed time frame, the private units will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial business combination, the founder shares will be released from the lockup. The private units (including the component securities as well as any securities underlying those component securities) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and directors own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	our sponsor and members of our management team directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares and if our sponsor were required to pay cash to exercise the private warrants.

●	certain members of our management team may receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Similarly, if we agree to pay our sponsor or a member of our management team a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor investors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, advisor, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares and private shares, and they and the other members of our management team have agreed to vote their founder shares, private shares and any shares purchased during or after the offering in favor of our initial business combination, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction. The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public warrants they may purchase for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may purchase as the rights afforded to our other public shareholders. However, if the non-managing sponsor investors purchase any of the units for which they have expressed to us an interest in purchasing, then the non-managing sponsor investors will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares and private units.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide that our officers and directors will be indemnified by us to the fullest extent permitted by law, as it now exists or may in the future be amended, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

We have entered into an Administrative Services Agreement pursuant to which we have agreed to pay our sponsor $40,000 per month for the services provided by Polly Schneck, our Chief Financial Officer and Samy Hammad, our President and Chief Operating Officer, in forming the Company and their services as officers of the Company, starting in August 2024. On a monthly basis, Mr. Hammad and Ms. Schneck will each receive compensation from the sponsor on a current basis, which will be paid out of the Administrative Services Fee, for their services as officers of the Company. For such services, Mr. Hammad will receive $21,500 per month and Ms. Schneck will receive $7,100 per month. In addition, we have agreed to pay each of Messrs. Charlton and Hammad and Ms. Schneck $15,000 per month ($45,000 per month in the aggregate) on a deferred basis, all of which will be payable upon consummation of our initial business combination. The deferred compensation payable to Messrs. Charlton and Hammad and Ms. Schneck will not be payable if we do not complete our initial business combination. Except for Mr. Hammad and Ms. Schneck, none of our directors have received any cash compensation for services rendered to us. We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	reimbursement for office space, utilities and secretarial, administrative support and officer compensation made available to us by our sponsor or an affiliate thereof, in an amount equal to $40,000 per month;

●	On a monthly basis, Mr. Hammad and Ms. Schneck will each receive compensation from the sponsor on a current basis, which will be paid out of the Administrative Services Fee, for their services as officers of the Company. For such services, Mr. Hammad will receive $21,500 per month and Ms. Schneck will receive $7,100 per month. In addition, we have agreed to pay each of Messrs. Charlton and Hammad and Ms. Schneck $15,000 per month ($45,000 per month in the aggregate) on a deferred basis, all of which will be payable upon consummation of our initial business combination. The deferred compensation payable to Messrs. Charlton and Hammad and Ms. Schneck will not be payable if we do not complete our initial business combination.

●	Payment of consulting, success or finder fees to our independent directors, advisors, or their respective affiliates in connection with the consummation of our initial business combination;

●	We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into private units of the post-business combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

On February 19, 2025, the sponsor transferred an aggregate of 278,000 Class B ordinary shares to our independent directors, resulting in the sponsor holding 6,429,663 Class B ordinary shares. In addition to the foregoing, our officers and directors have indirect interests in the founder shares held by the sponsor. Our Chief Executive Officer, Mr. Charlton, has an indirect interest in 1,285,598 founder shares through membership interests in our sponsor, our Chief Financial Officer, Ms. Schneck, has an indirect interest in 191,766 founder shares through membership interests in our sponsor, our President and Chief Operating Officer, Mr. Hammad, has an indirect interest in 570,299 founder shares through membership interests in our sponsor and our Director and Senior Advisor, Mr. Baynes-Reid, has an indirect interest in 100,500 founder shares through membership interests in our sponsor. In addition, our independent directors were granted for their services as directors an indirect interest in the founder shares through membership interests in our sponsor. Mr. Sullivan has an indirect interest in 47,274 founder shares through membership interests in our sponsor, Mr. Horlock has an indirect interest in 25,000 founder shares through membership interests in our sponsor, Ms. Teharian has an indirect interest in 12,500 founder shares through membership interests in our sponsor, Mr. Mathis has an indirect interest in 2,500 founder shares through membership interests in our sponsor, Mr. Yerbic has an indirect interest in 75,000 founder shares through membership interests in our sponsor, and Mr. Scharfman has an indirect interest in 5,000 founder shares through membership interests in our sponsor.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers by the Company will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 27, 2026 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 26, 2026, we had (i) 20,125,000 publicly-held Class A ordinary shares issued and outstanding, (ii) 780,100 Class A ordinary shares underlying the Placement Private Units and (iii) 6,707,663 Class B ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 27, 2026.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
NewHold Industrial Technology III LLC(2)(3)	6,429,663	23.3%
Kevin Charlton(3)	6,429,663	23.3%
Polly Schneck	—	—
Samy Hammad	—	—
Charlie Baynes-Reid	—	—
Thomas Sullivan	50,000	*
Phil Horlock	100,000	*
Suzy Teharian	32,000	*
Brian Mathis	32,000	*
Matt Yerbic	32,000	*
Scott Scharfman	32,000	*
All officers and directors as a group
(10 individuals)	6,707,663	24.3%
5% holders:		%
Magnetar Financial LLC(4)	1,250,000	5.98%
Barclays PLC(5)	1,166,197	5.57

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is c/o NewHold Investment Corp III, 52 Vanderbilt Avenue, Suite 2005 New York, NY 10017.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment.

(3)	NewHold Industrial Technology III LLC, our sponsor, is the record holder of such shares. Samy Hammad, Polly Schneck and Kevin Charlton are the managing members of NewHold Industrial Technology III LLC and hold voting and investment discretion with respect to the ordinary shares held of record by the sponsor. Samy Hammad, Polly Schneck and Kevin Charlton disclaim any beneficial ownership of the securities held by NewHold Industrial Technology III LLC other than to the extent of any pecuniary interest they may individually have therein, directly or indirectly.

(4)	Based on a Schedule 13G filed by the Reporting Person on May 9, 2025. The address of the principal business office of Magnetar Financial LLC is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(5)	Based on a Schedule 13G filed by the Reporting Person on November 12, 2025. The address of the principal business office of Barclays PLC is 1 Churchill Place, London - E14 5HP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In September 2024, our sponsor purchased, and the Company issued to the sponsor, 5,031,250 Class B ordinary shares for an aggregate purchase price of $25,000. Subsequently, on October 28, 2024, the Company capitalized $167.64 standing to the credit of the Company’s share premium account and issued to the sponsor an additional 1,676,413 Class B ordinary shares, as a result of which the sponsor has purchased and holds an aggregate of 6,707,663 Class B ordinary shares.

Simultaneously with the closing of the IPO, the Company completed the private placement of an aggregate of 780,100 Private Placement Units to the Sponsor and BTIG, LLC, the representative of the underwriters, at $10.00 per Private Placement Unit, each Private Placement Unit consisting of one Class A ordinary share and one-half of one redeemable Warrant, each whole Warrant exercisable to purchase one Class A ordinary share. Of those 780,100 Private Placement Units, the Sponsor purchased 552,600 Private Placement Units and BTIG, LLC purchased 227,500 Private Placement Units.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our Sponsor, officers or directors, advisors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We will reimburse our sponsor or an affiliate thereof in an amount equal to $40,000 per month for office space, utilities and secretarial, administrative support and officer compensation made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. On a monthly basis, Mr. Hammad and Ms. Schneck will each receive compensation from the sponsor on a current basis, which will be paid out of the Administrative Services Fee, for their services as officers of the Company. For such services, Mr. Hammad will receive $21,500 per month and Ms. Schneck will receive $7,100 per month. In addition, we have agreed to pay each of Messrs. Charlton and Hammad and Ms. Schneck $15,000 per month ($45,000 per month in the aggregate) on a deferred basis, all of which will be payable upon (but not prior to) consummation of our initial business combination. The deferred compensation payable to Messrs. Charlton and Hammad and Ms. Schneck will not be payable if we do not complete our initial business combination. The deferred compensation payable to Messrs. Charlton and Hammad and Ms. Schneck will not be payable if we do not complete our initial business combination.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use amounts held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private units of the post business combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We have until the date that is 24 months from the closing of our IPO (as may be extended by shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination) or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. There are no limitations on the number of times we may seek shareholder approval for an extension or the length of time of any such extension. However, if we seek shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable law.

Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors, nominees for director or officers or any person who has served in such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) if the related party is a director or an immediate family member of a director, the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	reimbursement for office space, utilities and secretarial, administrative support and officer compensation made available to us by our sponsor or an affiliate thereof, in an amount equal to $40,000 per month;

●	On a monthly basis, Mr. Hammad and Ms. Schneck will each receive compensation from the sponsor on a current basis, which will be paid out of the Administrative Services Fee, for their services as officers of the Company. For such services, Mr. Hammad will receive $21,500 per month and Ms. Schneck will receive $7,100 per month. In addition, we have agreed to pay each of Messrs. Charlton and Hammad and Ms. Schneck $15,000 per month ($45,000 per month in the aggregate) on a deferred basis, all of which will be payable upon consummation of our initial business combination. The deferred compensation payable to Messrs. Charlton and Hammad and Ms. Schneck will not be payable if we do not complete our initial business combination. The deferred compensation payable to Messrs. Charlton and Hammad and Ms. Schneck will not be payable if we do not complete our initial business combination.

●	Payment of consulting, success or finder fees to our independent directors, advisor, or their respective affiliates in connection with the consummation of our initial business combination;

●	We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into private units of the post-business combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Director Independence

For a description of the director independence, see “- Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2025, fees for our independent registered public accounting firm were approximately $81,640 for the services Withum performed in connection with the audit of our December 31, 2025 financial statements.

Audit-Related Fees. For the year ended December 31, 2025, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2025, fees for our independent registered public accounting firm were approximately $0, for the services Withum performed in connection with tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

NEWHOLD INVESTMENT CORP III

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements of NewHold Investment Corp III:
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from August 13, 2024 (Inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the period from August 13, 2024 (Inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from August 13, 2024 (Inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

NewHold Investment Corp III

Opinion on the Financial Statement

We have audited the accompanying balance sheets of NewHold Investment Corp III as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, cash flows for the year ended December 31, 2025 and for the period from August 13, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of NewHold Investment Corp III as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period August 13, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by March 3, 2027, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to NewHold Investment Corp III in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. NewHold Investment Corp III is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as NewHold Investment Corp III's auditor since 2024.

/s/ WithumSmith+Brown, PC

New York, New York

March 31, 2026

PCAOB ID Number 100

NEWHOLD INVESTMENT CORP III
BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,198,000	$55,000
Prepaid expenses	136,000	—
Deferred offering costs	—	327,000
Total current assets	1,334,000	382,000

Investments held in Trust Account	209,220,000	—
Total assets	$210,554,000	$382,000

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (including approximately $75,000 and $0 of offering costs at December 31, 2025 and 2024, respectively)	$104,000	$—
Accrued liabilities (including approximately $0 and $207,000 of offering costs at December 31, 2025 and 2024, respectively)	694,000	207,000
Deferred compensation – related parties	453,000	—
Promissory note – related party	—	240,000
Total current liabilities	1,251,000	447,000
Other liabilities:
Deferred underwriting fee payable	7,044,000	—
Total liabilities	8,295,000	447,000
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 20,125,000 and 0 shares at $10.40 and $0.00 per share at December 31, 2025 and 2024, respectively	209,220,000	—
Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at December 31, 2025 and 2024	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 authorized shares; 780,100 and 0 shares issued and outstanding at December 31, 2025 and 2024 (excluding 20,125,000 shares subject to possible redemption), respectively	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 authorized shares; 6,707,663 shares issued and outstanding at December 31, 2025 and 2024(1)	1,000	1,000
Additional paid-in capital	—	24,000
Accumulated deficit	(6,962,000)	(90,000)
Total shareholders’ deficit	(6,961,000)	(65,000)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$210,554,000	$382,000

(1)	Included, at December 31, 2024, 874,912 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 8).

The accompanying notes are an integral part of these financial statements.

NEWHOLD INVESTMENT CORP III
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2025	For the period from August 13, 2024 (inception) through December 31, 2024(1)
General and administrative expenses	$2,090,000	$90,000
Loss from operations	(2,090,000)	(90,000)
Other income (expense):
Interest income on Trust Account	6,964,000	—
Interest income on operating account	44,000	—
Other income	7,008,000	—
Net income (loss)	$4,918,000	$(90,000)

Weighted average shares of Class A ordinary outstanding - basic and diluted	17,354,000	—
Class A ordinary shares – basic and diluted net income per share	$0.20	$—

Weighted average Class B ordinary shares outstanding(1) – Basic and diluted	6,707,663	5,833,000
Class B ordinary shares – Basic and diluted net income (loss) per share	$0.20	$(0.01)

(1)	For the period from August 13, 2024 (inception) to December 31, 2024 excludes 874,912 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 8).

The accompanying notes are an integral part of these financial statements.

NEWHOLD INVESTMENT CORP III
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the year ended December 31, 2025:

	Ordinary Shares
	Class A Ordinary Shares	Amount	Class B Ordinary Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balances, December 31, 2024	—	$—	6,707,663	$1,000	$24,000	$(90,000)	$(65,000)
Issuance of 780,100 Private Placement Units to Sponsor and underwriters at $10.00 per unit	780,100	—	—	—	7,801,000	—	7,801,000
Estimated fair value of 10,062,500 Public Warrants issued as part of Units sold in the Offering	—	—	—	—	1,509,000	—	1,509,000
Allocated value of transaction costs to Public and Private Warrants	—	—	—	—	(107,000)	—	(107,000)
Accretion in value of Class A ordinary shares	—	—	—	—	(9,227,000)	(11,790,000)	(21,017,000)
Net income	—	—	—	—	—	4,918,000	4,918,000
Balances, December 31, 2025	780,100	$—	6,707,663	$1,000	$—	$(6,962,000)	$(6,961,000)

For the period from August 13, 2024 (inception) through December 31, 2024:

	Class B Ordinary shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance as of August 13, 2024 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor(1)	6,707,663	$1,000	24,000	—	25,000
Net loss	—	—	—	(90,000)	(90,000)
Balance as of December 31, 2024	6,707,663	$1,000	$24,000	$(90,000)	$(65,000)

(1)	Includes 874,912 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 8).

The accompanying notes are an integral part of these financial statements

NEWHOLD INVESTMENT CORP III
STATEMENTS OF CASH FLOWS

Cash flows from operating activities	For the year ended December 31, 2025	For the period from August 13, 2024 (inception) through December 31, 2024
Net income (loss)	$4,918,000	$(90,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on investments held in Trust Account	(6,964,000)	—
Payment of general and administrative expenses through promissory note – related party	—	14,000
Payment of general and administrative expenses through issuance of Class B ordinary shares	—	9,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(136,000)	—
Increase in accounts payable	29,000	—
Increase in accrued expenses	694,000	—
Increase in deferred compensation – related parties	453,000	—
Net cash used in operating activities	(1,006,000)	(67,000)
Cash flows from investing activities
Investment of cash into Trust Account	(202,256,000)	—
Net cash used in investing activities	(202,256,000)	—
Cash flows from financing activities		—
Proceeds from Sponsor Note	2,000	225,000
Repayment of Sponsor Note	(242,000)	—
Proceeds from sale of Units	201,250,000	—
Proceeds from sale of Private Placement Units	7,801,000	—
Payment of underwriting discounts and reimbursements	(4,075,000)	—
Payment of offering costs	(331,000)	(103,000)
Net cash provided by financing activities	204,405,000	122,000
Net change in cash	1,143,000	55,000
Cash and cash equivalents – beginning of period	55,000	—
Cash and cash equivalents – end of period	$1,198,000	$55,000
Supplemental disclosure of noncash activities:
Deferred underwriting costs payable	$7,044,000	$—
Deferred offering costs included in accounts payable	$75,000	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	16,000
Deferred offering costs included in accrued expenses	$—	207,000

The accompanying notes are an integral part of these financial statements.

NEWHOLD INVESTMENT CORP III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from August 13, 2024 (inception) through December 31, 2025 relates to the Company’s formation and the Public Offering (as defined below) and, subsequent to the Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Public Offering, an aggregate of $10.05 per Unit sold in the Public Offering, approximately $202,256,000, was deposited into the Trust Account and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that it might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

Liquidity and Capital Resources

As of December 31, 2025, the Company had approximately $1,198,000 in cash and approximately $83,000 of working capital (which includes deferred compensation of approximately $453,000 that is not payable until the closing of a business combination). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions indicate that the Company may need additional working capital. In addition, if the Company cannot complete a business combination before March 3, 2027, it could be forced to wind up its operations and liquidate unless it obtains shareholder approval to extend the date on which it must complete its initial business combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of December 31, 2025, the Company the Company has concluded that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty is to work closely with vendors and service providers to preserve cash, to raise cash through additional working capital loans from its Sponsor and/or external financing sources to the extent necessary and to complete a business combination prior to the time required for completion in March 2027. There is no assurance that the Company’s plans to consummate a business combination, work with creditors to preserve cash and to receive loans, if available, from its Sponsor and/or external financing sources will be successful or successful within the required timeframe. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had approximately $1,198,000 and $55,000, respectively, invested in cash equivalents (money market funds) as of December 31, 2025 and 2024.

The Trust Account

The funds in the Trust Account are to be invested only in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial business combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  See Note 6.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the financial statements, primarily due to its short-term nature.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

All Class A ordinary shares are redeemable and classified as such on the Company’s balance sheets until such time as a redemption event takes place. As of December 31, 2025, the value of Class A ordinary shares that may be redeemed is equal to approximately $10.40 per share (which is the assumed redemption price) multiplied by 20,125,000 shares of Class A ordinary shares.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to accumulated deficit. Accordingly, as of December 31, 2025, all of the 20,125,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. Class A ordinary shares subject to possible redemption consist of the following:

	Dollars	Shares
Gross proceeds of Offering	$201,250,000	20,125,000
Less: Offering proceeds allocated to Public Warrants	(1,509,000)	—
Offering costs	(11,538,000)	—
Plus: Accretion of carrying value to redemption value	21,017,000	—
Class A ordinary shares subject to possible redemption as of December 31, 2025	$209,220,000	20,125,000

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and has classified the warrant instruments under equity treatment at their assigned values. There are an aggregate 10,452,550 Warrants to purchase an aggregate 5,226,275 Class A ordinary shares currently included in the Units sold in the Public Offering and the Private Placement as of December 31, 2025 (see Notes 4 and 8).

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

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of ordinary shares. Net income (loss) per share of ordinary shares is calculated by dividing the net income (loss) by the weighted average number of shares of ordinary shares outstanding during the respective period. The changes in redemption value that are accreted to Class A ordinary shares subject to redemption (see below) are representative of fair value and therefore are not factored into the calculation of earnings per share.

The following tables reflect the net income (loss) per share after allocating income between the shares based on outstanding shares:

	Year ended December 31, 2025		Year ended December 31, 2024
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income (loss) per share of ordinary shares:
Allocation of income (loss) – basic and diluted	$3,547,000	$1,371,000	$—	$(90,000)
Denominator:
Basic and diluted weighted average share of ordinary shares:	17,354,000	6,707,663	—	5,833,000

Basic and diluted net income (loss) per share of common share	$0.20	$0.20	$—	$0.01

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax liability was zero at December 31, 2025.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Public Offering Including Fair Value of Warrants at Issuance

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

The Private Placement Units are identical to the Public Units sold in the Public Offering except that, so long as they are held by the Sponsor, the underwriters or their permitted transferees, the Private Placement Units (i) may not (including the Class A ordinary shares issuable upon exercise of the warrants contained in the Private Placement Units), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to private placement units contained in the Private Placement Units held by the underwriters and/or their designees, will not be exercisable more than five years from the commencement of sales in our IPO in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

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

On February 19, 2025, the Sponsor transferred an aggregate of 278,000 Founder Shares to members of the Company’s board of directors, resulting in the Sponsor holding 6,429,663 Founder Shares (see Note 8). The sale of the Founder Shares to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 278,000 shares granted to the Company’s members of the board of directors was $55,600 or $0.20 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. The fair value was determined using a binomial lattice model, discounted for the probability of a Business Combination and the Public Offering occurring, with a volatility of 4.0% and a risk-free rate of 4.4%.

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $350,000 to be used for a portion of the expenses of the Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of the closing date of the Public Offering or the date on which the Company determines not to conduct an initial public offering. As of December 31, 2025, the Company had borrowed approximately $242,000 under the promissory note, all of which was paid at closing on March 3, 2025 and, as such, is no longer available.

Administrative Services Agreement

Commencing on the effective date of the Public Offering, February 27, 2025, the Company has entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $40,000 per month for office space, utilities, and secretarial and administrative support and including $21,500 and $7,100, respectively, per month to the Company’s Chief Operating Officer and Chief Financial Officer.. During the year ended December 31, 2025 and for the period from August 18, 2024 (inception) to December 31, 2024, respectively, $400,000 and $0 was charged to operations and no amounts were outstanding at either December 31, 2025 or 2024.

Executive Officer Compensation

Also, commencing on the date on which the securities are first listed on the Nasdaq Global Market, on February 27, 2025, the Company agreed to compensate each of its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer $15,000 per month for their services prior to the consummation of the Company’s initial business combination, all of which would be payable upon the completion of the Company’s initial business combination. Approximately $453,000 and $0, respectively, was charged to operations during the year ended December 31, 2025 and for the period from August 18, 2024 (inception) to December 31, 2024 for these agreements. The total amount accrued for deferred compensation aggregated approximately $453,000 and $0, respectively, at December 31, 2025 and 2024. See also above for cash compensation paid to certain officers as part of the Administrative Services Agreement.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of December 31, 2025, no such Working Capital Loans were outstanding.

Note 6 — Fair Value Measurement

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

At December 31, 2025 the balance in the Trust Account was held in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. The balance in the Trust Account is presented at fair value.

When it has them, the Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. There are no held-to-maturity securities held by the Company at December 31, 2025.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2025 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2025 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investment are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description at December 31, 2025	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$209,220,000

Note 7 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the recent escalation of the Israel-Hamas conflict and the conflict in Iran. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Note 8 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each after a share recapitalization in October 2024 that reduced authorize shares from 5,000,000 shares. At December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 479,000,000 Class A ordinary shares at par value of $0.0001 each after a share recapitalization in October 2024 that reduced authorized shares from 500,000,000 shares. At December 31, 2025, there were 780,100 Class A ordinary shares issued and outstanding, excluding 20,125,000 shares that are subject to possible redemption.

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

In October 2024, the Company executed a share recapitalization in which an additional 1,676,413 fully paid Class B ordinary shares were issued to the Sponsor, and as a result of which the Sponsor has purchased and holds an aggregate of 6,707,663 Class B ordinary shares. Following and as a result of that capitalization and issuance of Founder Shares, the Sponsor is deemed to have purchased the Founder Shares for $0.004 per share. Up to 874,912 of the Founder Shares could have been surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. Since the underwriters exercised their over-allotment option in full, no Founder Shares have been or will be surrendered by the Sponsor.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in our IPO and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding (excluding the Class A ordinary shares underlying the warrants contained in the private placement units), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

On February 19, 2025, the Sponsor transferred an aggregate of 278,000 Founder Shares to members of the Company’s board of directors, resulting in the Sponsor holding 6,429,663 Founder Shares. The transfer of the Founder Shares to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized (see Note 5).

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

Warrants

At December 31, 2025, there were an aggregate 10,452,550 warrants included in the Public Units and Private Placement Units to purchase an aggregate 5,226,275 shares of Class A ordinary shares including 10,062,500 public warrants to purchase 5,031,250 shares and 390,050 warrants to purchase 195,025 shares under private placement units. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation (see Note 3).

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

Note 9 — Segment Reporting

ASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment. The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$1,198,000	$55,000
Prepaid expenses	$136,000	$—
Investments held in Trust Account	$209,220,000	$—

	Year ended December 31, 2025	For the period from August 13, 2024 (inception) to December 31, 2024
General, and administrative costs	$2,090,000	$—
Investment income	$7,008,000	$—

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this report.

Exhibit Index

Exhibit No.	Description
1.1	Underwriting Agreement (incorporated by reference to exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on March 6, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 6, 2025).
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 6, 2025).
4.5*	Description of Securities
10.1	Letter Agreement among the Registrant, NewHold Industrial Technology III LLC and each of the officers and directors of the Registrant (incorporated by reference to exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on March 6, 2025).
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 6, 2025).
10.3	Registration Rights Agreement among the Registrant, NewHold Industrial Technology III LLC and the Holders signatory thereto (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 6, 2025).
10.4	Private Units Purchase Agreement between the Registrant and NewHold Industrial Technology III LLC (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 6, 2025).
10.5	Private Units Purchase Agreement between the Registrant and BTIG, LLC (incorporated by reference to exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on March 6, 2025).
10.6	Form of Indemnity Agreement (incorporated by reference to exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on March 6, 2025).
10.8	Securities Subscription Agreement dated September 19, 2024, between NewHold Industrial Technology III LLC and the Registrant (incorporated by reference to exhibit 10.8 to the Registration Statement on Form S-1 filed with the SEC on January 2, 2025).
10.9	Administrative Services Agreement (incorporated by reference to exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on March 6, 2025).
14.1	Code of Ethics (incorporated by reference to exhibit 14.1 to the Registration Statement on Form S-1 filed with the SEC on January 2, 2025).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWHOLD INVESTMENT CORP III
Dated: March 31, 2026
	By:	/s/ Kevin Charlton
	Name:	Kevin Charlton
	Title:	Chief Executive Officer

By:	/s/ Isobel Paola (“Polly”) Schneck
Name:	Isobel Paola (“Polly”) Schneck
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Charlton	Chief Executive Officer	March 31, 2026
Kevin Charlton	(Principal Executive Officer)

/s/ Isobel Paola (“Polly”) Schneck	Chief Financial Officer	March 31, 2026
Isobel Paola (“Polly”) Schneck	(Principal Accounting and Financial Officer)

/s/ Thomas Sullivan	Chairman	March 31, 2026
Thomas Sullivan

/s/ Charlie Baynes-Reid	Director	March 31, 2026
Charlie Baynes-Reid

/s/ Suzy Teharian	Director	March 31, 2026
Suzy Teharian

/s/ Brian Mathis	Director	March 31, 2026
Brian Mathis

/s/ Phil Horlock	Director	March 31, 2026
Phil Horlock

/s/ Scott Scharfman	Director	March 31, 2026
Scott Scharfman

/s/ Matt Yerbic	Director	March 31, 2026
Matt Yerbic