Form 10-Q
period 2026-03-31
NewHold Investment Corp. III
filed 2026-05-18
CIK 2043699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

As of May 14, 2026, there were 20,905,100 shares of the Company’s Class A ordinary shares and 6,707,663 shares of the Company’s Class B ordinary shares issued and outstanding.

NEWHOLD INVESTMENT CORP III

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NEWHOLD INVESTMENT CORP III
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$624,000	$1,198,000
Prepaid expenses	178,000	136,000
Total current assets	802,000	1,334,000

Investments held in Trust Account	211,067,000	209,220,000
Total assets	$211,869,000	$210,554,000

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (including approximately $0 and $75,000 of offering costs at March 31, 2026 and December 31, 2025, respectively)	$615,000	$104,000
Accrued liabilities	659,000	694,000
Deferred compensation – related parties	588,000	453,000
Total current liabilities	1,862,000	1,251,000
Other liabilities:
Deferred underwriting fee payable	7,044,000	7,044,000
Total liabilities	8,906,000	8,295,000
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 20,125,000 and 20,125,000 shares at $10.49 and $10.40 per share at March 31, 2026 and December 31, 2025, respectively	211,067,000	209,220,000
Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 authorized shares; 780,100 shares issued and outstanding at both March 31, 2026 and December 31, 2025 (excluding 20,125,000 shares subject to possible redemption), respectively	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 authorized shares; 6,707,663 shares issued and outstanding at March 31, 2026 and December 31, 2025	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(8,105,000)	(6,962,000)
Total shareholders’ deficit	(8,104,000)	(6,961,000)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$211,869,000	$210,554,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP III

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
General and administrative expenses	$1,150,000	$267,000
Loss from operations	(1,150,000)	(267,000)
Other income (expense):
Interest income on Trust Account	1,847,000	657,000
Interest income on operating account	7,000	3,000
Other income	1,854,000	660,000
Net income (loss)	$704,000	$393,000

Weighted average shares of Class A ordinary outstanding - basic and diluted	20,905,100	6,736,068
Class A ordinary shares – basic and diluted net income per share	$0.03	$0.03

Weighted average Class B ordinary shares outstanding – basic and diluted	6,707,663	6,707,663
Class B ordinary shares – Basic and diluted net income (loss) per share	$0.03	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the three months ended March 31, 2026:

	Ordinary Shares
	Class A Ordinary Shares	Amount	Class B Ordinary Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balances, December 31, 2025	780,100	$-	6,707,663	$1,000	$-	$(6,962,000)	$(6,961,000)
Accretion in value of Class A ordinary shares	-	-	-	-	-	(1,847,000)	(1,847,000)
Net income	-	-	-	-	-	704,000	704,000
Balances, March 31, 2026 (unaudited)	780,100	$-	6,707,663	$1,000	$-	$(8,105,000)	$(8,104,000)

For the three months ended March 31, 2025:

	Ordinary Shares
	Class A Ordinary Shares	Amount	Class B Ordinary Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balances, December 31, 2024	-	$-	6,707,663	$1,000	$24,000	$(90,000)	$(65,000)
Issuance of 780,100 Private Placement Units to Sponsor and underwriters at $10.00 per unit	780,100	-	-	-	7,801,000	-	7,801,000
Estimated fair value of 10,062,500 Public Warrants issued as part of Units sold in the Offering	-	-	-	-	1,509,000	-	1,509,000
Allocated value of transaction costs to Public and Private Warrants	-	-	-	-	(107,000)	-	(107,000)
Accretion in value of Class A ordinary shares	-	-	-	-	(9,227,000)	(5,483,000)	(14,710,000)
Net income	-	-	-	-	-	393,000	393,000
Balances, March 31, 2025 (unaudited)	780,100	$-	6,707,663	$1,000	$-	$(5,180,000)	$(5,179,000)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended	For the three months ended
Cash flows from operating activities	March 31, 2026	March 31, 2025
Net income (loss)	$704,000	$393,000
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Income earned on investments held in Trust Account	(1,847,000)	(657,000)
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(42,000)	(289,000)
Increase in accounts payable	511,000	22,000
(Decrease) increase in accrued expenses	(35,000)	89,000
Increase in deferred compensation	135,000	—
Net cash (used in) provided by operating activities	(574,000)	(442,000)
Cash flows from investing activities
Investment of cash into Trust Account	—	(202,256,000)
Net cash used in investing activities	—	(202,256,000)
Cash flows from financing activities
Proceeds from Sponsor Note	—	2,000
Repayment of Sponsor Note	—	(242,000)
Proceeds from sale of Units	—	201,250,000
Proceeds from sale of Private Placement Units	—	7,801,000
Payment of underwriting discounts and reimbursements	—	(4,075,000)
Payment of offering costs	—	(331,000)
Net cash provided by financing activities		204,405,000
Net change in cash and cash equivilents	(574,000)	1,707,000
Cash and cash equivilents – beginning of period	1,198,000	55,000
Cash and cash equivilents – end of period	$624,000	$1,762,000
Supplemental disclosure of noncash activities:
Deferred underwriting costs payable	$—	$7,044,000
Deferred offering costs included in accounts payable	$—	$75,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from August 13, 2024 (inception) through March 31, 2026 relates to the Company’s formation and the Public Offering (as defined below) and, subsequent to the Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

The registration statement for the Company’s Initial Public Offering was declared effective on February 27, 2025. On March 3, 2025, the Company consummated the Initial Public Offering (the “Public Offering” or “Offering”) of 20,125,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units being offered, the “Public Shares”), including the full exercise of the underwriters’ overallotment option generating gross proceeds of $201,125,000, which is discussed in Note 3. Simultaneously with the closing of the Public Offering, the Company consummated the sale of 780,100 Private Placement Units (the “Private Placement Units”) to the Sponsor at a price of $10.00 per Private Placement Unit, or $7,801,000 in the aggregate, which is described in Note 4. The underwriters had a 45-day overallotment option to purchase up to an additional 2,625,000 Units which was fully exercised.

Upon the closing of the Offering and private placement in March 2025, approximately $202,256,000 was placed in a trust account (the “Trust Account”).

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

Liquidity and Capital Resources

As of March 31, 2026, the Company had approximately $624,000 in cash and cash equivilents and approximately $1,100,000 of negative working capital (which includes deferred compensation of approximately $588,000 that is not payable until the closing of a Business Combination). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions indicate that the Company may need additional working capital. In addition, if the Company cannot complete a Business Combination before March 3, 2027, it could be forced to wind up its operations and liquidate unless it obtains shareholder approval to extend the date on which it must complete its initial Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of December 31, 2025, the Company the Company has concluded that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that the unaudited condensed financial statements are issued. The Company’s plan to deal with this uncertainty is to work closely with vendors and service providers to preserve cash, to raise cash through additional working capital loans from its Sponsor and/or external financing sources to the extent necessary and to complete a Business Combination prior to the time required for completion in March 2027. There is no assurance that the Company’s plans to consummate a Business Combination, work with creditors to preserve cash and to receive loans, if available, from its Sponsor and/or external financing sources will be successful or successful within the required timeframe. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2025 annual report on Form 10-K filed with the SEC on April 1, 2026 as well as the Registration Statement in connection with the Company’s Public Offering filed with the SEC on March 3, 2025 and the audited Closing Balance Sheet as of March 3, 2025 included in the Current Report on Form 8-K filed with the SEC on March 6, 2025. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any other future periods.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had approximately $624,000 and $1,198,000, respectively, invested in cash or cash equivalents (money market funds) as of March 31, 2026 and December 31, 2025.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed financial statements, primarily due to its short-term nature.

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

During the three months ended March 31, 2025, offering costs amounted to approximately $11,645,000, consisting of $4,075,000 of upfront discount and expenses to the underwriters, approximately $7,044,000 of deferred underwriting fees and $526,000 of other offering costs. Approximately $107,000 of such costs was allocated to the Public Warrants and the Private Placement Units and the remainder, approximately $11,538,000, was allocated to Class A ordinary shares subject to redemption, based on their relative fair values.

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

All Class A ordinary shares are redeemable and classified as such on the Company’s condensed balance sheets until such time as a redemption event takes place. As of March 31, 2026 and December 31, 2025, respectively, the value of Class A ordinary shares that may be redeemed is equal to approximately $10.49 and $10.40 per share (which is the assumed redemption price) multiplied by 20,125,000 shares of Class A ordinary shares.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, all of the 20,125,000 public shares were classified outside of permanent equity. Class A ordinary shares subject to possible redemption consist of the following:

	Dollars	Shares
Gross proceeds of Offering	$201,250,000	20,125,000
Less: Offering proceeds allocated to Public Warrants	(1,509,000)	—
Offering costs	(11,538,000)	—
Plus: Accretion of carrying value to redemption value	21,017,000	—
Class A ordinary shares subject to possible redemption as of December 31, 2025	$209,220,000	20,125,000
Plus: Accretion of carrying value to redemption value	1,847,000	—
Class A ordinary shares subject to possible redemption as of March 31, 2026	$211,067,000	20,125,000

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and has classified the warrant instruments under equity treatment at their assigned values. There are an aggregate 10,452,550 Warrants to purchase an aggregate 10,452,550 Class A ordinary shares currently included in the Units sold in the Public Offering and the Private Placement as of March 31, 2026 (see Notes 4 and 8).

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

The following tables reflect the net income (loss) per share after allocating income between the shares based on outstanding shares:

	Three months ended		Three months ended
	March 31, 2026		March 31, 2025
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per share of ordinary shares:
Allocation of income – basic and diluted	$533,000	$171,000	$197,000	$196,000
Denominator:
Basic and diluted weighted average share of ordinary shares:	20,905,100	6,707,663	6,736,068	6,707,663

Basic and diluted net income per share of common share	$0.03	$0.03	$0.03	$0.03

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax liability was zero at both March 31, 2026 and December 31, 2025.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Share price	$9.945
Expected term (in years)	6
Volatility	4.0%
Risk-free rate	4.0%

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

On February 19, 2025, the Sponsor transferred an aggregate of 278,000 Founder Shares to members of the Company’s board of directors, resulting in the Sponsor holding 6,429,663 Founder Shares (see Note 8). The sale of the Founder Shares to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 278,000 shares granted to the Company’s members of the board of directors was $55,600 or $0.20 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2026, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. The fair value was determined using a binomial lattice model, discounted for the probability of a Business Combination and the Public Offering occurring, with a volatility of 4.0% and a risk-free rate of 4.4%.

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $350,000 to be used for a portion of the expenses of the Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of the closing date of the Public Offering or the date on which the Company determines not to conduct an initial public offering. The Company had borrowed approximately $242,000 under the promissory note as of December 31, 2024 and another approximately $2,000 prior to the closing, all of which was paid at closing on March 3, 2025 and, as such, is no longer payable or available.

Administrative Services Agreement

Commencing on the effective date of the Public Offering, February 27, 2025, the Company has entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $40,000 per month for office space, utilities, and secretarial and administrative support and including $21,500 and $7,100, respectively, per month to the Company’s Chief Operating Officer and Chief Financial Officer. During the three months ended March 31, 2026 and 2025, respectively, approximately $120,000 and $40,000 was charged to operations and no amounts were outstanding at March 31, 2026 or 2025.

Executive Officer Compensation

Also, commencing on the date on which the securities are first listed on the Nasdaq Global Market, on February 27, 2025, the Company agreed to compensate each of its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer $15,000 per month for their services prior to the consummation of the Company’s initial Business Combination, all of which would be payable upon the completion of the Company’s initial Business Bombination. Approximately $135,000 and $0, respectively, was charged to operations during the three months ended March 31, 2026 and 2025 for these agreements. The total amount accrued for deferred compensation aggregated approximately $588,000 and $453,000, respectively, at March 31, 2026 and December 31, 2025. See also above for cash compensation paid to certain officers as part of the Administrative Services Agreement.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

At March 31, 2026 and December 31, 2025, the balance in the Trust Account was held in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. The balance in the Trust Account is presented at fair value.

When it has them, the Company classifies its U.S. government treasury bills and equivalent securities as held to maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. There are no held-to-maturity securities held by the Company at March 31, 2026 or December 31, 2025.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at March 31, 2026 and December 31, 2025 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investment are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description at March 31, 2026	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$211,067,000

Description at December 31, 2025	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$209,220,000

Note 7 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the hostilities in Iran and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the hostilities in Iran and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Bombination and any target business with which the Company may ultimately consummate an initial Business Combination.

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

Note 8 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each after a share recapitalization in October 2024 that reduced authorize shares from 5,000,000 shares. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 479,000,000 Class A ordinary shares at par value of $0.0001 each after a share recapitalization in October 2024 that reduced authorized shares from 500,000,000 shares. At both March 31, 2026 and December 31, 2025, there were 780,100 Class A ordinary shares issued and outstanding, excluding 20,125,000 shares that are subject to possible redemption.

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

On February 19, 2025, the Sponsor transferred an aggregate of 278,000 Founder Shares to members of the Company’s board of directors, resulting in the Sponsor holding 6,429,663 Founder Shares. The transfer of the Founder Shares to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2026, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized (see Note 5).

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

Warrants

At March 31, 2026 and December 31, 2025, there were an aggregate 10,452,550 warrants included in the Public Units and Private Placement Units to purchase an aggregate 10,452,550 shares of Class A ordinary shares including 10,062,500 public warrants to purchase 10,062,500 shares and 390,050 warrants to purchase 390,050 shares under private placement units. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation (see Note 3).

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00: The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the initialBusiness Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

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

Note 9 — Segment Reporting

ASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment. The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$624,000	$1,198,000
Prepaid expenses	$178,000	$136,000
Investments held in Trust Account	$211,067,000	$209,220,000

	Three months ended March 31,	Three months ended March 31,
	2026	2025
General and administrative expenses	$1,150,000	$267,000
Other income (primarily interest income)	$1,854,000	$660,000

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to NewHold Investment Corp III References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to NewHold Industrial Technology III LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements as of December 31, 2025 and for the period from August 18, 2024 (inception) to December 31, 2025 included in the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the SEC on March 3, 2025 as well as the audited Closing Balance Sheet as of March 3, 2025 included in the Current Report on Form 8-K filed with the SEC on March 6, 2025.

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

As indicated in the accompanying financial statements, at March 31, 2026, we held cash of $1,389,000, current liabilities of $209,000, and deferred underwriting fees payable of $7,044,000. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

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

General and administrative costs and loss from operations – For the three months ended March 31, 2026, we incurred general and administrative costs of approximately $1,150,000 consisting of costs associated with our public reporting, listing, and insurance of approximately $93,000, approximately $120,000 of costs charged by our Sponsor for office space, utilities and secretarial and administrative support, approximately $135,000 for management compensation that is deferred for payment until the closing of a business combination and approximately $802,000 associated with our search for a business combination.

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

Other income – Other income earned during the three months ended March 31, 2026 totaled approximately $1,854,000 including approximately $1,847,000 earned in the Trust which is generally not available for operations.

Other income earned during the three months ended March 31, 2025 totaled approximately $660,000, including approximately $657,000 earned in the Trust which is generally not available to us for operations

Liquidity and Capital Resources

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

As of March 31, 2026, we had cash held in Trust Account of $211,067,000 to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, the Company had approximately $664,000 in cash and approximately $1,100,000 of negative working capital (which includes deferred compensation of approximately $588,000 that is not payable until the closing of a business combination). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions indicate that the Company may need additional working capital. In addition, if the Company cannot complete a business combination before March 3, 2027, it could be forced to wind up its operations and liquidate unless it obtains shareholder approval to extend the date on which it must complete its initial business combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of December 31, 2025, the Company the Company has concluded that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty is to work closely with vendors and service providers to preserve cash, to raise cash through additional working capital loans from its Sponsor and/or external financing sources to the extent necessary and to complete a business combination prior to the time required for completion in March 2027. There is no assurance that the Company’s plans to consummate a business combination, work with creditors to preserve cash and to receive loans, if available, from its Sponsor and/or external financing sources will be successful or successful within the required timeframe. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Off-balance sheet financing arrangements

As of March 31, 2026, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

As of March 31, 2026, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)	During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWHOLD INVESTMENT CORP III

Dated: May 15, 2026	By:	/s/ Polly Schneck
	Name:	Polly Schneck
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)