Form 10-Q
period 2026-06-30
NewHold Investment Corp. III
filed 2026-08-12
CIK 2043699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number: 001-42541

NEWHOLD INVESTMENT CORP III

(Exact name of registrant as specified in its charter)

Cayman Islands	32-0781832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

110 West 40th St.. Suite 802, Suite 2005
New York, NY	10018
(Address of principal executive offices)	(Zip Code)

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

As of August 10, 2026, there were 20,905,100 shares of NewHold’s Class A ordinary shares and 6,707,663 shares of NewHold’s Class B ordinary shares issued and outstanding.

NEWHOLD INVESTMENT CORP III

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NEWHOLD INVESTMENT CORP III
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$364,000	$1,198,000
Prepaid expenses	176,000	136,000
Total current assets	540,000	1,334,000

Investments held in Trust Account	212,934,000	209,220,000
Total assets	$213,474,000	$210,554,000

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (including approximately $0 and $75,000 of offering costs at June 30, 2026 and December 31, 2025, respectively)	$619,000	$104,000
Accrued liabilities	5,470,000	694,000
Deferred compensation – related parties	723,000	453,000
Total current liabilities	6,812,000	1,251,000
Other liabilities:
Deferred underwriting fee payable	7,044,000	7,044,000
Total liabilities	13,856,000	8,295,000
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 20,125,000 and 20,125,000 shares at $10.58 and $10.40 per share at June 30, 2026 and December 31, 2025, respectively	212,934,000	209,220,000
Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 authorized shares; 780,100 shares issued and outstanding at June 30, 2026 and December 31, 2025 (excluding 20,125,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 authorized shares; 6,707,663 shares issued and outstanding at June 30, 2026 and December 31, 2025	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(13,317,000)	(6,962,000)
Total shareholders’ deficit	(13,316,000)	(6,961,000)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$213,474,000	$210,554,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP III

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$5,216,000	$269,000	$6,367,000	$536,000
Loss from operations	(5,216,000)	(269,000)	(6,367,000)	(536,000)
Other income:
Income earned on investments in Trust Account	1,867,000	2,141,000	3,714,000	2,798,000
Income earned on operating account	4,000	16,000	12,000	19,000
Other income	1,871,000	2,157,000	3,726,000	2,817,000
Net income (loss)	$(3,345,000)	$1,888,000	$(2,641,000)	$2,281,000

Weighted average shares of Class A ordinary outstanding - basic and diluted	$20,905,100	20,905,100	20,905,100	13,744,000
Class A ordinary shares – basic and diluted net income (loss) per share	$(0.12)	$0.07	$(0.10)	$0.11

Weighted average Class B ordinary shares outstanding – basic and diluted	$6,707,663	6,707,663	6,707,663	6,707,663
Class B ordinary shares – basic and diluted net income (loss) per share	$(0.12)	$0.07	$(0.10)	$0.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(unaudited)

For the three months ended June 30, 2026:

	Ordinary Shares
	Class A Ordinary Shares	Amount	Class B Ordinary Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balances, March 31, 2026 (unaudited)	780,100	$—	6,707,663	$1,000	$—	$(8,105,000)	$(8,104,000)
Accretion in value of Class A ordinary shares	—	—	—	—	—	(1,867,000)	(1,867,000)
Net loss	—	—	—	—	—	(3,345,000)	(3,345,000)
Balances, June 30, 2026 (unaudited)	780,100	$—	6,707,663	$1,000	$—	$(13,317,000)	$(13,316,000)

For the three months ended June 30, 2025:

	Ordinary Shares
	Class A Ordinary Shares	Amount	Class B Ordinary Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balances, March 31, 2025 (unaudited)	780,100	$—	6,707,663	$1,000	$—	$(5,180,000)	$(5,179,000)
Accretion in value of Class A ordinary shares	—	—	—	—	—	(2,141,000)	(2,141,000)
Net income	—	—	—	—	—	1,888,000	1,888,000
Balances, June 30, 2025 (unaudited)	780,100	$—	6,707,663	$1,000	$—	$(5,433,000)	$(5,432,000)

The accompanying notes are an integral part of these unaudited condensed financial statements

NEWHOLD INVESTMENT CORP III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(unaudited)

For the six months ended June 30, 2026:

	Ordinary Shares
	Class A Ordinary Shares	Amount	Class B Ordinary Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balances, December 31, 2025	780,100	$—	6,707,663	$1,000	$—	$(6,962,000)	$(6,961,000)
Accretion in value of Class A ordinary shares	—	—	—	—	—	(3,714,000)	(3,714,000)
Net loss	—	—	—	—	—	(2,641,000)	(2,641,000)
Balances, June 30, 2026 (unaudited)	780,100	$—	6,707,663	$1,000	$—	$(13,317,000)	$(13,316,000)

For the six months ended June 30, 2025:

	Ordinary Shares
	Class A Ordinary Shares	Amount	Class B Ordinary Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balances, December 31, 2024	—	$—	6,707,663	$1,000	$24,000	$(90,000)	$(65,000)
Issuance of 780,100 Private Placement Units to Sponsor and underwriters at $10.00 per unit	780,100	—	—	—	7,801,000	—	7,801,000
Estimated fair value of 10,062,500 Public Warrants issued as part of Units sold in the Offering	—	—	—	—	1,509,000	—	1,509,000
Allocated value of transaction costs to Public and Private Warrants	—	—	—	—	(107,000)	—	(107,000)
Accretion in value of Class A ordinary shares	—	—	—	—	(9,227,000)	(7,624,000)	(16,851,000)
Net income	—	—	—	—	—	2,281,000	2,281,000
Balances, June 30, 2025 (unaudited)	780,100	$—	6,707,663	$1,000	$—	$(5,433,000)	$(5,432,000)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP III

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
Cash flows from operating activities	2026	2025
Net income (loss)	$(2,641,000)	$2,281,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on investments held in Trust Account	(3,714,000)	(2,798,000)
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(40,000)	(235,000)
Increase in accounts payable	515,000	19,000
Increase in accrued expenses and other	4,776,000	96,000
Increase in deferred compensation	270,000	—
Net cash used in operating activities	(834,000)	(637,000)
Cash flows from investing activities
Investment of cash into Trust Account	—	(202,256,000)
Net cash used in investing activities	—	(202,256,000)
Cash flows from financing activities
Proceeds from Sponsor Note	—	2,000
Repayment of Sponsor Note	—	(242,000)
Proceeds from sale of Units	—	201,250,000
Proceeds from sale of Private Placement Units	—	7,801,000
Payment of underwriting discounts and reimbursements	—	(4,075,000)
Payment of offering costs	—	(331,000)
Net cash provided by financing activities	—	204,405,000
Net change in cash and cash equivalents	(834,000)	1,512,000
Cash and cash equivalents – beginning of period	1,198,000	55,000
Cash and cash equivalents – end of period	$364,000	$1,567,000
Supplemental disclosure of noncash activities:
Deferred underwriting costs payable	$—	$7,044,000
Deferred offering costs included in accounts payable	$—	$75,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(unaudited)

Note 1 — Description of Organization and Business Operations

Organization and General

NewHold Investment Corp III (“NewHold”) is a blank check company incorporated as a Cayman Islands exempted corporation on August 13, 2024. NewHold was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of June 30, 2026, NewHold had not commenced any operations. All activity for the period from August 13, 2024 (inception) through June 30, 2026 relates to NewHold’s formation and the Public Offering (as defined below) and, subsequent to the Offering, identifying and completing a suitable Business Combination. NewHold will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. NewHold generates non-operating income in the form of interest income on investments from the proceeds derived from the Public Offering (as defined below). NewHold has selected December 31 as its fiscal year end.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Offering

NewHold’s sponsor is NewHold Industrial Technology III LLC (the “Sponsor”). NewHold intends to finance its Initial Business Combination with proceeds from the Offering of $201,125,000 of Units (as defined below) (see Note 4) and a private placement of 780,100 of Private Placement Units (as defined below) for an aggregate of $7,801,000 (see Note 5).

The registration statement for NewHold’s Initial Public Offering was declared effective on February 27, 2025. On March 3, 2025, NewHold consummated the Initial Public Offering (the “Public Offering” or “Offering”) of 20,125,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units being offered, the “Public Shares”), including the full exercise of the underwriters’ overallotment option generating gross proceeds of $201,125,000, which is discussed in Note 5. Simultaneously with the closing of the Public Offering, NewHold consummated the sale of 780,100 Private Placement Units (the “Private Placement Units”) to the Sponsor at a price of $10.00 per Private Placement Unit, or $7,801,000 in the aggregate, which is described in Note 5. The underwriters had a 45-day overallotment option to purchase up to an additional 2,625,000 Units which was fully exercised.

Upon the closing of the Offering and private placement in March 2025, approximately $202,256,000 was placed in a trust account (the “Trust Account”).

Business Combination and Trust Account

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, NewHold will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that NewHold will be able to successfully effect a Business Combination.

Upon the closing of the Public Offering, an aggregate of $10.05 per Unit sold in the Public Offering approximately $202,256,000 was deposited into the Trust Account and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that it might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that NewHold holds investments in the Trust Account, NewHold may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to NewHold to pay its taxes, if any, the proceeds from the Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of NewHold’s initial Business Combination, (ii) the redemption of NewHold’s public shares if NewHold is unable to complete the initial Business Combination within 24 months from the closing of the Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of NewHold’s public shares properly submitted in connection with a shareholder vote to amend NewHold’s amended and restated memorandum and articles of association to (A) modify the substance or timing of NewHold’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of NewHold’s public shares if NewHold has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of NewHold’s creditors, if any, which could have priority over the claims of NewHold’s public shareholders.

NewHold will provide its’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether NewHold will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.05 per public share.

The ordinary shares subject to redemption have been recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

NewHold will have only the duration of the Completion Window to complete the initial Business Combination. However, if NewHold is unable to complete its initial Business Combination within the Completion Window, NewHold will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to NewHold’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if NewHold determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with a shareholder vote to approve an amendment to NewHold’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private shares if NewHold fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if NewHold fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to NewHold if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which NewHold has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under NewHold’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, NewHold has not asked the Sponsor to reserve for such indemnification obligations, nor has NewHold independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and NewHold believes that the Sponsor’s only assets are securities of the Company. Therefore, NewHold cannot assure that the Sponsor would be able to satisfy those obligations.

Going Concern Consideration

As of June 30, 2026, NewHold had approximately $364,000 in cash and cash equivalents and approximately $6,272,000 of negative working capital (which includes deferred compensation of approximately $723,000 that is not payable until the closing of a Business Combination). Further, NewHold has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions indicate that NewHold may need additional working capital. In addition, if NewHold cannot complete a Business Combination before March 3, 2027, it could be forced to wind up its operations and liquidate unless it obtains shareholder approval to extend the date on which it must complete its initial Business Combination. In connection with NewHold’s assessment of going concern considerations in accordance with ASC 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2026, NewHold has concluded that these conditions raise substantial doubt about NewHold’s ability to continue as a going concern for a period of one year after the date that the unaudited condensed financial statements are issued. NewHold’s plan to deal with this uncertainty is to work closely with vendors and service providers to preserve cash, to raise cash through additional working capital loans from its Sponsor and/or external financing sources to the extent necessary and to complete a Business Combination prior to the time required for completion in March 2027. There is no assurance that NewHold’s plans to consummate a Business Combination, work with creditors to preserve cash and to receive loans, if available, from its Sponsor and/or external financing sources will be successful or successful within the required timeframe. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Business Combination and Related Agreements

Business Combination Agreement

On May 26, 2026, NewHold , entered into a Business Combination Agreement (the “Business Combination Agreement”) with NewCleo Ltd., a private limited company incorporated under the laws of England and Wales (and, following the re-registration to a public limited company under the laws of England and Wales, the “Company” or “Newcleo”), newcleo1 Ltd., a Cayman Islands exempted company with limited liability and a direct wholly owned subsidiary of the Company (“Merger Sub 1”), and newcleo2 Ltd., a Cayman Islands exempted company with limited liability and a direct wholly owned subsidiary of the Company (“Merger Sub 2”, and, together with Merger Sub 1, the “Merger Subs”, and the Merger Subs, together with the Company, the “Company Parties”), pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, Merger Sub 1 will merge with and into the SPAC, as a result of which the separate corporate existence of Merger Sub 1 will cease and the SPAC will continue as the surviving company in such merger and as a wholly owned subsidiary of the Company (the “First Merger” and the post-First Merger surviving company, the “First Merger Surviving Company”), and First Merger Surviving Company will merge with and into Merger Sub 2, as a result of which the separate corporate existence of First Merger Surviving Company will cease and Merger Sub 2 will continue as the surviving company in such merger and a direct, wholly owned subsidiary of the Company (the “Second Merger” and, together with the First Merger and the other transactions contemplated by the Business Combination Agreement, the “Mergers” or “Business Combination”).

The time of the closing of the Business Combination is referred to herein as the “Closing.” The date of the Closing of the Business Combination is referred to herein as the “Closing Date.” Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Business Combination Agreement.

The Business Combination Agreement and the transactions contemplated thereby were unanimously approved by the boards of directors of the SPAC, the Company, and the Merger Subs.

Company Capital Restructuring

Pursuant to the Business Combination Agreement, prior to the effective time of the First Merger (the “First Merger Effective Time”), the following actions shall take place or be effected (in the order set forth below):

(a)	The share premium account of the Company shall be reduced by such amount as is deemed to be required by the Company in good faith, among other things, to permit the Company to satisfy the condition, set out at section 90(2) of the Companies Act 2006 of the United Kingdom (“UK Companies Act”), to re-register as a public limited company.

(b)	The Company shall be re-registered as a public limited company and all filings with Companies House required to effect such re-registration in accordance with the UK Companies Act shall be made.

(c)	The amended and restated articles of association of the Company (the “Company A&R Articles”), substantially in the form to be attached to the registration statement on Form F-4 (the “Registration Statement”) to be filed with the U.S. Securities and Exchange Commission (the “SEC”) in connection with the Business Combination, with such changes thereto as may be made by the Company in good faith (such changes to be consistent with the parties’ intentions for the Transactions) shall become effective.

(d)	Immediately prior to the Recapitalization (as defined below), the issued and outstanding share capital of the Company shall be redenominated as U.S. dollar shares of a par value to be determined by the Company in good faith in accordance with the UK Companies Act (the “Redenomination”).

(e)	Immediately following the Redenomination and prior to the First Merger Effective Time, all of the issued and outstanding ordinary shares in the capital of the Company (the “Company Ordinary Shares”) as of immediately prior to such consolidation shall be consolidated into such number of Company Ordinary Shares as is equal to the number of issued and outstanding Company Ordinary Shares multiplied by the Recapitalization Factor (the “Recapitalization”), subject to any restriction or alternative treatment in the sole discretion of the Company Board in relation to the issuance of fractional shares, or any equitable adjustment to the Recapitalization Factor (as defined below), in each case, as set forth in the Business Combination Agreement.

The “Recapitalization Factor” is the quotient (rounded to four decimal places) obtained by dividing (i) the Base Equity Value (as defined below) by (ii) the quotient obtained by dividing (A) the Aggregate Diluted Company Shares by (B) US$10.00. “Aggregate Diluted Company Shares” means, without duplication, the aggregate number of Company Ordinary Shares that are issued and outstanding immediately prior to the Recapitalization, including all of the Company Ordinary Shares underlying all outstanding vested Company Equity Awards as of immediately prior to the Recapitalization. “Base Equity Value” means (i) $2,350,000,000 plus (ii) the aggregate exercise price of the vested outstanding options to purchase Company Ordinary Shares granted under the Company Equity Plan (the “Company Options”) as of immediately prior to the Recapitalization included in the calculation of the Aggregate Diluted Company Shares plus (iii) the aggregate amount of proceeds actually received by the Company in any Pre-Closing Equity Financing.

The Mergers

At the Closing, in accordance with the Cayman Companies Act, (a) Merger Sub 1 will merge with and into the SPAC, the separate corporate existence of Merger Sub 1 will cease and the SPAC will be the surviving corporation and a wholly-owned subsidiary of the Company, and (b) the SPAC will merge with and into Merger Sub 2, the separate corporate existence of the SPAC will cease and Merger Sub 2 will be the surviving corporation and a wholly-owned subsidiary of the Company.

Pursuant to the Business Combination Agreement, at the First Merger Effective Time and by virtue of the First Merger, but without any action on the part of SPAC:

(i)	each outstanding unit of the SPAC (including the private placement units sold simultaneously with the closing of the initial public offering of the SPAC, each, a “SPAC Unit”)), consisting of one (1) Class A ordinary share of the SPAC (the “SPAC Class A Ordinary Shares”) and one-half (1/2) of one warrant to purchase one SPAC Class A Ordinary Share (each, a “SPAC Warrant”) will automatically be detached and the holder thereof will be deemed to hold one (1) SPAC Class A Ordinary Share and one-half (1/2) of one SPAC Warrant (the “Unit Separation”), and immediately following the Unit Separation, all SPAC Units shall automatically be cancelled and shall cease to exist and the holders of SPAC Units immediately prior to the Unit Separation will cease to have any rights with respect to such SPAC Units except as provided in the Business Combination Agreement;

(ii)	each of the SPAC Class A Ordinary Shares and the SPAC Class B Ordinary Shares (collectively, the “SPAC Ordinary Shares”) that is issued and outstanding immediately prior to the First Merger Effective Time (other than (w) the SPAC Ordinary Shares and the SPAC Warrants that are (or are required to be) forfeited pursuant to the Sponsor Support Agreement, as described below, (x) the SPAC Ordinary Shares that are held by a SPAC Shareholder who properly exercises in writing dissenters’ rights in accordance with Section 238 of the Cayman Companies Act, (y) the SPAC Ordinary Shares that the SPAC Shareholders have elected for the Company to redeem in connection with the Business Combination, and (z) the SPAC Ordinary Shares that are owned by the SPAC as treasury shares) shall automatically be converted into, and the holder of such SPAC Ordinary Share, shall be entitled to receive, one (1) newly issued, fully paid and non-assessable Company Ordinary Share, and such SPAC Ordinary Shares shall no longer be issued and outstanding and will automatically be cancelled and cease to exist at the First Merger Effective Time; and

(iii)	each SPAC Warrant that is issued, outstanding and unexercised immediately prior to the First Merger Effective Time (but, for the avoidance of doubt, after the Unit Separation) shall be terminated in exchange for the right to receive a warrant to acquire one (1) Company Ordinary Share in accordance with the Business Combination Agreement.

Representations and Warranties; Covenants

The parties to the Business Combination Agreement have agreed to customary representations and warranties for transactions of this type. The representations and warranties made under the Business Combination Agreement will not survive the Closing. In addition, the parties to the Business Combination Agreement agreed to be bound by certain customary covenants for transactions of this type. All of the above is as spelled out in the Business Combination Agreement.

Conditions to Each Party’s Obligations

Under the Business Combination Agreement, the obligations of the parties (or, in some cases, some of the parties) to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, all as spelled out in the Business Combination Agreement.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including, among other things: (i) by mutual written consent of both the Company and the SPAC at any time; (ii) by the Company or the SPAC, if the Closing shall not have occurred by November 27, 2026, the date that is six months after the date of the Business Combination Agreement (the “Agreement End Date”); provided, that neither the Company nor the SPAC may terminate the Business Combination Agreement if it is in material breach of any of its obligations set forth in the Business Combination Agreement all as spelled out in the Business Combination Agreement.

The foregoing description of the Business Combination Agreement and the Business Combination does not purport to be complete and is qualified in its entirety by the terms and conditions of the Business Combination Agreement, a copy of which is attached to the Form 8-K as Exhibit 2.1 filed with the Securities and Exchange Commission as of May 27, 2026.

Non-Redemption Agreements

Concurrently with the execution of the Business Combination Agreement, NewHold, the Company, the Sponsor and six shareholders of NewHold have entered into Non-Redemption Agreements (“NRA”) in exchange for such investors agreeing not to redeem an aggregate of 923,780 shares of the Company’s Class A ordinary stock (“Non-Redeemed Shares”) at a meeting for shareholders to approve the transactions in the Business Combination Agreement. In exchange for the foregoing agreement not to redeem the Non-Redeemed Shares, the Sponsor has agreed to surrender to NewHold and forfeit for no consideration an aggregate 92,378 of its Founder Shares, which will be cancelled, and newcleo will then issue 92,378 Class A ordinary shares to such six investors promptly following the closing of the Company’s Business Combination if they do not exercise their redemption rights. The NRA is not irrevocable by the six shareholders and is conditioned on (i) their actual non-redemption and (ii) the closing of the Business Combination.

Once the conditions described above are satisfied, the 92,378 Founders Shares then forfeited, will be accounted for as a deemed contribution to the capital of the Company, at its estimated fair value at the time the conditions are satisfied, from the Sponsor in the statements of stockholders’ deficit in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T, and a business combination cost in the statements of operations.

Other Related Agreements

Concurrently with the execution of the Business Combination Agreement, the SPAC and the Company have entered into certain other agreements, including the following: a Sponsor Support Agreement, a Company/Shareholder Support Agreement, Lock-Up Arrangements, a PIPE Subscription Agreement, a Registration Rights Agreement and a Warrant Termination and Adoption Agreement.

The foregoing listing of Other Related Agreement is qualified in its entirety by the terms and conditions of the underlying agreements a copy of which are filed as Exhibits to the Form 8-K filed with the Securities and Exchange Commission as of May 27, 2026 by NewHold.

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of NewHold are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2025 annual report on Form 10-K filed with the SEC on April 1, 2026 as well as the Registration Statement in connection with NewHold’s Public Offering filed with the SEC on March 3, 2025 and the audited Closing Balance Sheet as of March 3, 2025 included in the Current Report on Form 8-K filed with the SEC on March 6, 2025. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future periods.

Emerging Growth Company Status

NewHold is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. NewHold has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of NewHold’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

NewHold considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. NewHold had approximately $364,000 and $1,198,000, respectively, invested in cash equivalents (money market funds, which are a Level 1 input as they are quoted in active markets) as of June 30, 2026 and December 31, 2025. The cash equivalents are stated at their fair value, $364,000 and $1,198,000 at June 30, 2026 and December 31, 2025 as shown in the table below:

Description at June 30, 2026	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$364,000

Description at December 31, 2025	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$1,198,000

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

NewHold’s amended and restated memorandum and articles of association provides that, other than the permitted withdrawals, if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the initial Business Combination; (ii) the redemption of any Class A ordinary shares, $0.0001 par value, of NewHold (the “Public Shares”), that have been properly submitted in connection with a shareholder vote to approve an amendment to NewHold’s amended and restated memorandum and articles of association (A) in a manner that would modify the substance or timing of its obligation to redeem the Public Shares in connection with the initial Business Combination or to redeem 100% of the Public Shares if NewHold does not complete an initial Business Combination within 24 months from the closing of the Offering or (B) with respect to any other provision relating to the rights of holders of the Public Shares or pre-initial Business Combination activity; and (iii) the redemption of 100% of the Public Shares if NewHold is unable to complete an initial Business Combination within 24 months from the closing of the Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of NewHold’s creditors, if any, which could have priority over the claims of NewHold’s public shareholders.

Concentration of Credit Risk

Financial instruments that potentially subject NewHold to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or lack of access to such funds could have a significant adverse impact on NewHold’s financial condition, results of operations and cash flows.

Fair Value of Financial Instruments

The fair value of NewHold’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed financial statements, primarily due to their short-term nature.

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

Derivative Financial Instruments

NewHold evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date.

Offering Costs

NewHold complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. NewHold applies this guidance to allocate Public Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption are charged to temporary equity and offering costs allocated to the warrants included in the Public Units and Private Placement Units are charged to shareholders’ deficit as the warrants included in the Public Units and Private Placement Units after management’s evaluation are accounted for under equity treatment.

During the six months ended June 30, 2025, offering costs amounted to approximately $11,645,000, consisting of $4,075,000 of upfront discount and expenses to the underwriters, approximately $7,044,000 of deferred underwriting fees and $526,000 of other offering costs. Approximately $107,000 of such costs was allocated to the Public Warrants and the Private Placement Units and the remainder, approximately $11,538,000, was allocated to Class A ordinary shares subject to redemption, based on their relative fair values.

Class A Ordinary Shares Subject to Possible Redemption

As discussed in Note 4, all of the 20,125,000 public shares sold as part of Units in the Public Offering contain a redemption feature which allows for the redemption of public shares if NewHold holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of NewHold require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480.

All Class A ordinary shares are redeemable and classified as such on NewHold’s condensed balance sheets until such time as a redemption event takes place. As of June 30, 2026 and December 31, 2025, respectively, the value of Class A ordinary shares that may be redeemed is equal to approximately $10.58 and $10.40 per share (which is the assumed redemption price) multiplied by 20,125,000 shares of Class A ordinary shares.

NewHold recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, all of the 20,125,000 public shares were classified outside of permanent equity. Class A ordinary shares subject to possible redemption consist of the following:

	Dollars	Shares
Gross proceeds of Offering	$201,250,000	20,125,000
Less: Offering proceeds allocated to Public Warrants	(1,509,000)	—
Offering costs	(11,538,000)	—
Plus: Accretion of carrying value to redemption value	21,017,000	—
Class A ordinary shares subject to possible redemption as of December 31, 2025	$209,220,000	20,125,000
Plus: Accretion of carrying value to redemption value	3,714,000	—
Class A ordinary shares subject to possible redemption as of June 30, 2026 (unaudited)	$212,934,000	20,125,000

Warrant Instruments

NewHold accounts for the Warrants issued in connection with the Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, NewHold evaluated and has classified the warrant instruments under equity treatment at their assigned values. There are an aggregate 10,452,550 Warrants to purchase an aggregate 10,452,550 Class A ordinary shares currently included in the Units sold in the Public Offering and the Private Placement as of June 30, 2026 (see Notes 5 and 9) and no warrants outstanding at December 31, 2025.

Net Income (Loss) per Ordinary Share

NewHold complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share of ordinary shares is computed by dividing net income or loss applicable to ordinary shareholders by the weighted average number of shares of ordinary shares outstanding during the period plus, to the extent dilutive, the incremental number of shares of ordinary shares to settle Warrants, as calculated using the treasury stock method.

NewHold has not considered the effect of the Warrants sold in the Offering and Private Placement to purchase an aggregate of 10,452,550 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method and are contingent on future events. As a result, diluted income per share of Class A ordinary shares is the same as basic income per share of ordinary shares for the period presented.

NewHold has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of ordinary shares. Net income (loss) per share of ordinary shares is calculated by dividing the net income (loss) by the weighted average number of shares of ordinary shares outstanding during the respective period. The changes in redemption value that are accreted to Class A ordinary shares subject to redemption (see below) are representative of fair value and therefore is not factored into the calculation of earnings per share.

The following tables reflect the net income (loss) per share after allocating income(loss) between the shares based on outstanding shares:

	Three months ended		Six months ended
	June 30, 2026		June 30, 2026
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net loss per ordinary share:
Allocation of loss – basic and diluted	$(2,532,000)	$(813,000)	$(1,999,000)	$(642,000)
Denominator:
Basic and diluted weighted average ordinary shares:	20,905,100	6,707,663	20,905,100	6,707,663

Basic and diluted net loss per ordinary share	$(0.12)	$(0.12)	$(0.10)	$(0.10)

	Three months ended June 30, 2025		Six months ended June 30, 2025
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per ordinary shares:
Allocation of income – basic and diluted	$1,429,000	$459,000	$1,533,000	$748,000
Denominator:
Basic and diluted weighted average ordinary shares:	20,905,100	6,707,663	13,744,000	6,707,663

Basic and diluted net income per ordinary share	$0.07	$0.07	$0.11	$0.11

Income Taxes

NewHold accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. NewHold’s management determined that the Cayman Islands is NewHold’s major tax jurisdiction. NewHold recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. NewHold is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

NewHold is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, NewHold’s tax liability was zero at both June 30, 2026 and December 31, 2025.

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to provide additional disclosures regarding specified categories of expenses, including compensation, depreciation, amortization, and other costs included within certain expense captions presented on the face of the income statement. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statement disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on NewHold’s unaudited condensed financial statements.

Note 4 — Public Offering

Pursuant to the Public Offering, NewHold offered for sale 20,125,000 Units (including the exercise of the underwriters’ over-allotment option in full) at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. NewHold allocated approximately $1,509,000 of the Offering proceeds to the estimated fair value of the Public Warrants using a Binomial lattice model (a Level 3 valuation) using the following assumptions at the date of the closing of the Public Offering, March 3, 2025:

Share price	$9.945
Expected term (in years)	6
Volatility	4.0%
Risk-free rate	4.0%

The public warrants have been classified with shareholders’ deficit and will not require remeasurement after issuance.

See Note 9 for further discussion of the warrants included in the Units and the Private Placement Units.

Note 5 — Private Placement

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

The Private Placement Units are identical to the Public Units sold in the Public Offering except that, so long as they are held by the Sponsor, the underwriters or their permitted transferees, the Private Placement Units (i) may not (including the Class A ordinary shares issuable upon exercise of the warrants contained in the Private Placement Units), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to private placement units contained in the Private Placement Units held by the underwriters and/or their designees, will not be exercisable more than five years from the commencement of sales in this offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

The Sponsor and NewHold’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if NewHold determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with a shareholder vote to approve an amendment to NewHold’s amended and restated memorandum and articles of association (A) to modify the substance or timing of NewHold’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if NewHold has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private shares if NewHold fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if NewHold fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

Note 6 — Related Party Transactions

Founder Shares

In September 2024, NewHold issued an aggregate of 5,031,250 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.005 per share) from the Sponsor to cover certain expenses on behalf of the Company. Up to 656,250 of the Founder Shares may have been surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised.

In October 2024, NewHold executed a share recapitalization in which an additional 1,676,413 fully paid Class B ordinary shares were issued to the Sponsor, and as a result of which the Sponsor has purchased and holds an aggregate of 6,707,663 Class B ordinary shares. Following and as a result of that capitalization and issuance of Founder Shares, the Sponsor is deemed to have purchased the Founder Shares for $0.004 per share. Up to 874,912 of the Founder Shares could have been surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. Since the underwriters exercised their overallotment option in full, no Founder Shares have been or will be surrendered by the Sponsor.

NewHold’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which NewHold completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of NewHold’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of NewHold’s initial shareholders with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after the initial Business Combination or (2) if NewHold consummates a transaction after the initial Business Combination which results in NewHold’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

On February 19, 2025, the Sponsor transferred an aggregate of 278,000 Founder Shares to members of NewHold’s board of directors, resulting in the Sponsor holding 6,429,663 Founder Shares (see Note 9). The sale of the Founder Shares to NewHold’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 278,000 shares granted to NewHold’s members of the board of directors was $55,600 or $0.20 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2026, NewHold determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. The fair value was determined using a binomial lattice model, discounted for the probability of a Business Combination and the Public Offering occurring, with a volatility of 4.0% and a risk-free rate of 4.4%.

Promissory Note — Related Party

The Sponsor agreed to loan NewHold an aggregate of up to $350,000 to be used for a portion of the expenses of the Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of the closing date of the Public Offering or the date on which NewHold determines not to conduct an initial public offering. NewHold had borrowed approximately $242,000 under the promissory note as of December 31, 2024 and another approximately $2,000 prior to the closing, all of which was paid at closing on March 3, 2025 and, as such, is no longer payable or available.

Administrative Services Agreement

Commencing on the effective date of the Public Offering, February 27, 2025, NewHold has entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $40,000 per month for office space, utilities, and secretarial and administrative support and including $21,500 and $7,100, respectively, per month to NewHold’s Chief Operating Officer and Chief Financial Officer. During the three and six months ended June 30, 2026 and 2025, respectively, approximately $120,000 and $240,000, respectively, was charged to operations and no amounts were outstanding at June 30, 2026 or December 31, 2025. During the three and six months ended June 30, 2025, approximately 120,000 and 160,000, respectively, was charged to operations for this agreement.

Executive Officer Compensation

Also, commencing on the date on which the securities are first listed on the Nasdaq Global Market, on February 27, 2025, NewHold agreed to compensate each of its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer $15,000 per month for their services prior to the consummation of NewHold’s initial Business Combination, all of which would be payable upon the completion of NewHold’s initial Business Combination. Approximately $135,000 and $270,000, respectively, was charged to operations during the three and six months ended June 30, 2026 for these agreements. The total amount accrued for deferred compensation aggregated approximately $723,000 and $453,000, respectively, at June 30, 2026 and December 31, 2025. See also above for cash compensation paid to certain officers as part of the Administrative Services Agreement.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of NewHold’s officers and directors may, but are not obligated to, loan NewHold funds as may be required (the “Working Capital Loans”). If NewHold completes a Business Combination, NewHold would repay the Working Capital Loans. In the event that a Business Combination does not close, NewHold may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Note 7 — Trust Account and Fair Value Measurement

NewHold complies with FASB ASC 820, “Fair Value Measurements,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

At June 30, 2026 and December 31, 2025, the balance in the Trust Account was held in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. The balance in the Trust Account is presented at fair value.

When it has them, NewHold classifies its U.S. government treasury bills and equivalent securities as held to maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which NewHold has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. There are no held-to-maturity securities held by NewHold at June 30, 2026 or December 31, 2025.

The following table presents information about NewHold’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation techniques NewHold utilized to determine such fair value. Since all of NewHold’s permitted investments at June 30, 2026 and December 31, 2025 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investment are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description at June 30, 2026	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$212,924,000

Description at December 31, 2025	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$209,220,000

Note 8 — Commitments and Contingencies

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

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect NewHold’s search for an initial Business Combination and any target business with which NewHold may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the Founder Shares, Private Placement Units and the Class A ordinary shares underlying the warrants contained in such Private Placement Units and Units that may be issued upon conversion of the Working Capital Loans have registration rights to require NewHold to register for resale of any of NewHold’s securities held by them and any other securities of NewHold acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that NewHold registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. NewHold will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters’ Agreement

The underwriters had a 45-day option from the date of the Public Offering to purchase up to an additional 2,625,000 units to cover over-allotments, which option was exercised in full at closing.

The underwriters were paid a cash underwriting discount of $4,025,000 in the aggregate including the exercise in full of the underwriters’ over-allotment option) (the “Base Fee”) as well as reimbursement of $50,000 of expenses, upon the closing of the Public Offering. Additionally, the underwriters will be entitled to a deferred underwriting discount of approximately $7,044,000 in the aggregate including the underwriters’ exercise in full of the over-allotment option, payable to the underwriters only upon the consummation of an initial Business Combination. The deferred underwriting discount will be payable to the underwriters upon the closing of the initial Business Combination in three portions, as follows: (i) $0.15 per unit sold in the Public Offering shall be paid to the underwriters in cash, (ii) up to $0.10 per unit sold in the Public Offering shall be paid to the underwriters in cash, based on the funds remaining in the Trust Account after giving effect to Class A ordinary shares that are redeemed in connection with an initial Business Combination and (iii) $0.10 per unit sold in the Public Offering shall be paid to the underwriters in cash (such aggregate amount, the “Allocable Amount”), provided that, after completion of the Public Offering and the underwriters’ receipt of 100% of the Base Fee, NewHold has the right, in its sole discretion, not to pay all or any portion of the Allocable Amount to the underwriters and to use the Allocable Amount for expenses in connection with the initial Business Combination.

Note 9 — Shareholders’ Deficit

Preference Shares

NewHold is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each after a share recapitalization in October 2024 that reduced authorize shares from 5,000,000 shares. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

NewHold is authorized to issue a total of 479,000,000 Class A ordinary shares at par value of $0.0001 each after a share recapitalization in October 2024 that reduced authorized shares from 500,000,000 shares. At both June 30, 2026 and December 31, 2025, there were 780,100 Class A ordinary shares issued and outstanding, excluding 20,125,000 shares that are subject to possible redemption.

Class B Ordinary Shares

NewHold is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each after a share recapitalization in October 2024 that reduced authorized shares from 500,000,000 shares. In September 2024, NewHold issued an aggregate of 5,031,250 Class B ordinary shares, $0.0001 par value, in exchange for a $25,000 payment (approximately $0.005 per share) from the Sponsor to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 656,250 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full.

In October 2024, NewHold executed a share recapitalization in which an additional 1,676,413 fully paid Class B ordinary shares were issued to the Sponsor, and as a result of which the Sponsor has purchased and holds an aggregate of 6,707,663 Class B ordinary shares. Following and as a result of that capitalization and issuance of Founder Shares, the Sponsor is deemed to have purchased the Founder Shares for $0.004 per share. Up to 874,912 of the Founder Shares could have been surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. Since the underwriters exercised their overallotment option in full, no Founder Shares have been or will be surrendered by the Sponsor.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of this offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the warrants contained in the private placement units), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to NewHold’s officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

On February 19, 2025, the Sponsor transferred an aggregate of 278,000 Founder Shares to members of NewHold’s board of directors, resulting in the Sponsor holding 6,429,663 Founder Shares. The transfer of the Founder Shares to NewHold’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2026, NewHold determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized (see Note 6).

Holders of record of NewHold’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of NewHold is generally required to approve any matter voted on by the shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing NewHold in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Warrants

At June 30, 2026 and December 31, 2025, there were an aggregate 10,452,550 warrants ourstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation (see Note 4).

NewHold will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and NewHold will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will NewHold be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

Under the terms of the warrant agreement, NewHold has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following NewHold’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when NewHold will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, NewHold may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event NewHold so elects, NewHold will not be required to file or maintain in effect a registration statement, and in the event NewHold does not so elect, NewHold will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00: NewHold may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the initial Business Combination and ending three business days before NewHold sends the notice of redemption to the warrant holders.

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

Note 10 — Segment Reporting

ASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by NewHold’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

NewHold’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for NewHold as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that NewHold only has one reporting segment. The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheets as total assets. When evaluating NewHold’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$364,000	$1,198,000
Prepaid expenses	$176,000	$136,000
Investments held in Trust Account	$212,934,000	$209,220,000

As a Special Purpose Acquisition Company, NewHold’s investment opportunities are limited in that the funds in the Trust Account are to be invested only in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Funds remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account proceeds as described in Notes 1 and 3. These investment limitations, create a narrow range of returns that can be achieved and maintain compliance. The CODM uses the investment asset information above as well as investment income information below to maintain a fair return for shareholders within these investment parameters.

	Three months ended June 30,	Three months ended June 30,
	2026	2025
General and administrative expenses	$(5,216,000)	$(269,000)
Other income (primarily income earned on the Trust Account)	$1,871,000	$2,157,000

	Six months ended June 30,	Six months ended June 30,
	2026	2025
General and administrative expenses	$(6,367,000)	$(536,000)
Other income (primarily income earned on the Trust Account)	$3,726,000	$2,817,000

As a Special Purpose Acquisition Company, NewHold is a limited life entity formed to consummate a business combination within a defined period of time, currently 24 months, the “Completion Window.” As a Special Purpose Acquisition Company, NewHold’s formation and initial activities include: (i) raising money to effectuate a Business Combination and (ii) developing a financial budget of operating expenses during the limited life of the entity. The predictable expenses “PE”), included in the budget prepared, include those costs of maintaining a listing as a public company including, legal expenses, accounting and auditing expenses, listing, stock transfer and reporting expenses (such as services of an ‘Edgar’ provider to put its filings with the Securities and Exchange Commission in suitable format for filing), Sponsor and management costs, as well as travel and other expenses of seeking and securing a business combination partner). In addition to these PE’s, once it finds a suitable business combination partner, NewHold incurs various diligence, legal and other expenses that are unique to the business combination opportunity and are (i) less predictable expenses (“LPE”) and (ii) substantial in amount. The CODM uses the metrics above to measure and monitor the PE’s incurred during its limited life in order to ensure that it has sufficient resources and liquidity to operate during the Completion Window. In addition to monitoring these operating expense metrics, the CODM makes arrangements for the LPE’s with service providers and others in a manner that defers payment as long as possible or consists of fees payable upon a successful business combination. The CODM also uses the information on PE’s and LPE’s to determine whether additional financing in the form of permitted Working Capital Loans from related parties or other financing is necessary or appropriate.

Other income is generated primarily by investment income from assets in the Trust Account. As discussed further above, as a Special Purpose Acquisition Company, NewHold’s investment opportunities are limited in that the funds in the Trust Account are to be invested only in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. These investment limitations, create a narrow range of returns that can be achieved and maintain compliance. As such, the CODM uses the investment asset information and investment income information above to maintain a fair return for shareholders within these investment parameters.

Note 11 — Subsequent Events

NewHold evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, NewHold did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to NewHold Investment Corp III References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to NewHold Industrial Technology III LLC. The following discussion and analysis of NewHold’s financial condition and results of operations should be read in conjunction with the audited financial statements as of December 31, 2025 and for the period from August 18, 2024 (inception) to December 31, 2024 included in NewHold’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the SEC on March 3, 2025 as well as the audited Closing Balance Sheet as of March 3, 2025 included in the Current Report on Form 8-K filed with the SEC on March 6, 2025.

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

On March 3, 2025, NewHold completed (i) its Initial Public Offering of 20,125,000 units (the “Units”) at an offering price of $10.00 per Unit, including the exercise in full by the underwriter of an option to purchase up to 2,625,000 Units at the offering price to cover over-allotments and (ii) a private placement of 780,100 Units (the “Private Placement Units”) with NewHold Industrial Technology III LLC and the underwriter in the Initial Public Offering at a price of $10.00 per Unit (or $7,801,000 in aggregate). Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares”), of the Company, and one-half of one redeemable warrant (each, a “Warrant”) of the Company, with each whole Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share.

The net proceeds from the Initial Public Offering, together with certain of the proceeds from the sale of the Private Placement Units, totaling $202,256,000 in the aggregate, were placed in a Trust Account with Continental Stock Transfer & Trust Company established for the benefit of NewHold’s public shareholders and the underwriter of the Initial Public Offering. Except for the withdrawal of interest earned on the amounts in the Trust Account to fund NewHold’s taxes, or upon the redemption by public shareholders of Class A ordinary shares in connection with certain amendments to NewHold’s amended and restated memorandum and articles of association, none of the funds held in theTtrust Account will be released until the completion of NewHold’s initial business combination or the redemption by NewHold of 100% of the outstanding Class A ordinary shares issued by the Initial Public Offering if NewHold does not consummate an initial business combination within 24 months after the closing of the Initial Public Offering.

As indicated in the accompanying financial statements, at June 30, 2026, we held cash of $364,000, current liabilities of $6,812,000 (including deferred compensation – related parties of approximately $723,000. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

Recent events - Business Combination and Related Agreements

Business Combination Agreement

On May 26, 2026, NewHold Investment Corp III, a Cayman Islands exempted company with limited liability (the “SPAC” or “NewHold”), entered into a Business Combination Agreement (the “Business Combination Agreement”) with NewCleo Ltd., a private limited company incorporated under the laws of England and Wales (and, following the re-registration to a public limited company under the laws of England and Wales, the “Company” or “Newcleo”), newcleo1 Ltd., a Cayman Islands exempted company with limited liability and a direct wholly owned subsidiary of the Company (“Merger Sub 1”), and newcleo2 Ltd., a Cayman Islands exempted company with limited liability and a direct wholly owned subsidiary of the Company (“Merger Sub 2”, and, together with Merger Sub 1, the “Merger Subs”, and the Merger Subs, together with the Company, the “Company Parties”), pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, Merger Sub 1 will merge with and into the SPAC, as a result of which the separate corporate existence of Merger Sub 1 will cease and the SPAC will continue as the surviving company in such merger and as a wholly owned subsidiary of the Company (the “First Merger” and the post-First Merger surviving company, the “First Merger Surviving Company”), and First Merger Surviving Company will merge with and into Merger Sub 2, as a result of which the separate corporate existence of First Merger Surviving Company will cease and Merger Sub 2 will continue as the surviving company in such merger and a direct, wholly owned subsidiary of the Company (the “Second Merger” and, together with the First Merger and the other transactions contemplated by the Business Combination Agreement, the “Mergers” or “Business Combination”).

The time of the closing of the Business Combination is referred to herein as the “Closing.” The date of the Closing of the Business Combination is referred to herein as the “Closing Date.” Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Business Combination Agreement.

The Business Combination Agreement and the transactions contemplated thereby were unanimously approved by the boards of directors of the SPAC, the Company, and the Merger Subs.

Company Capital Restructuring

Pursuant to the Business Combination Agreement, prior to the effective time of the First Merger (the “First Merger Effective Time”), the following actions shall take place or be effected (in the order set forth below):

(a)	The share premium account of the Company shall be reduced by such amount as is deemed to be required by the Company in good faith, among other things, to permit the Company to satisfy the condition, set out at section 90(2) of the Companies Act 2006 of the United Kingdom (“UK Companies Act”), to re-register as a public limited company.

(b)	The Company shall be re-registered as a public limited company and all filings with Companies House required to effect such re-registration in accordance with the UK Companies Act shall be made.

(c)	The amended and restated articles of association of the Company (the “Company A&R Articles”), substantially in the form to be attached to the registration statement on Form F-4 (the “Registration Statement”) to be filed with the U.S. Securities and Exchange Commission (the “SEC”) in connection with the Business Combination, with such changes thereto as may be made by the Company in good faith (such changes to be consistent with the parties’ intentions for the Transactions) shall become effective.

(d)	Immediately prior to the Recapitalization (as defined below), the issued and outstanding share capital of the Company shall be redenominated as U.S. dollar shares of a par value to be determined by the Company in good faith in accordance with the UK Companies Act (the “Redenomination”).

(e)	Immediately following the Redenomination and prior to the First Merger Effective Time, all of the issued and outstanding ordinary shares in the capital of the Company (the “Company Ordinary Shares”) as of immediately prior to such consolidation shall be consolidated into such number of Company Ordinary Shares as is equal to the number of issued and outstanding Company Ordinary Shares multiplied by the Recapitalization Factor (the “Recapitalization”), subject to any restriction or alternative treatment in the sole discretion of the Company Board in relation to the issuance of fractional shares, or any equitable adjustment to the Recapitalization Factor (as defined below), in each case, as set forth in the Business Combination Agreement.

The “Recapitalization Factor” is the quotient (rounded to four decimal places) obtained by dividing (i) the Base Equity Value (as defined below) by (ii) the quotient obtained by dividing (A) the Aggregate Diluted Company Shares by (B) US$10.00. “Aggregate Diluted Company Shares” means, without duplication, the aggregate number of Company Ordinary Shares that are issued and outstanding immediately prior to the Recapitalization, including all of the Company Ordinary Shares underlying all outstanding vested Company Equity Awards as of immediately prior to the Recapitalization. “Base Equity Value” means (i) $2,350,000,000 plus (ii) the aggregate exercise price of the vested outstanding options to purchase Company Ordinary Shares granted under the Company Equity Plan (the “Company Options”) as of immediately prior to the Recapitalization included in the calculation of the Aggregate Diluted Company Shares plus (iii) the aggregate amount of proceeds actually received by the Company in any Pre-Closing Equity Financing.

The Mergers

At the Closing, in accordance with the Cayman Companies Act, (a) Merger Sub 1 will merge with and into the SPAC, the separate corporate existence of Merger Sub 1 will cease and the SPAC will be the surviving corporation and a wholly-owned subsidiary of the Company, and (b) the SPAC will merge with and into Merger Sub 2, the separate corporate existence of the SPAC will cease and Merger Sub 2 will be the surviving corporation and a wholly-owned subsidiary of the Company.

Pursuant to the Business Combination Agreement, at the First Merger Effective Time and by virtue of the First Merger, but without any action on the part of SPAC:

(i)	each outstanding unit of the SPAC (including the private placement units sold simultaneously with the closing of the initial public offering of the SPAC, each, a “SPAC Unit”)), consisting of one (1) Class A ordinary share of the SPAC (the “SPAC Class A Ordinary Shares”) and one-half (1/2) of one warrant to purchase one SPAC Class A Ordinary Share (each, a “SPAC Warrant”) will automatically be detached and the holder thereof will be deemed to hold one (1) SPAC Class A Ordinary Share and one-half (1/2) of one SPAC Warrant (the “Unit Separation”), and immediately following the Unit Separation, all SPAC Units shall automatically be cancelled and shall cease to exist and the holders of SPAC Units immediately prior to the Unit Separation will cease to have any rights with respect to such SPAC Units except as provided in the Business Combination Agreement;

(ii)	each of the SPAC Class A Ordinary Shares and the SPAC Class B Ordinary Shares (collectively, the “SPAC Ordinary Shares”) that is issued and outstanding immediately prior to the First Merger Effective Time (other than (w) the SPAC Ordinary Shares and the SPAC Warrants that are (or are required to be) forfeited pursuant to the Sponsor Support Agreement, as described below, (x) the SPAC Ordinary Shares that are held by a SPAC Shareholder who properly exercises in writing dissenters’ rights in accordance with Section 238 of the Cayman Companies Act, (y) the SPAC Ordinary Shares that the SPAC Shareholders have elected for the Company to redeem in connection with the Business Combination, and (z) the SPAC Ordinary Shares that are owned by the SPAC as treasury shares) shall automatically be converted into, and the holder of such SPAC Ordinary Share, shall be entitled to receive, one (1) newly issued, fully paid and non-assessable Company Ordinary Share, and such SPAC Ordinary Shares shall no longer be issued and outstanding and will automatically be cancelled and cease to exist at the First Merger Effective Time; and

(iii)	each SPAC Warrant that is issued, outstanding and unexercised immediately prior to the First Merger Effective Time (but, for the avoidance of doubt, after the Unit Separation) shall be terminated in exchange for the right to receive a warrant to acquire one (1) Company Ordinary Share in accordance with the Business Combination Agreement.

Representations and Warranties; Covenants

The parties to the Business Combination Agreement have agreed to customary representations and warranties for transactions of this type. The representations and warranties made under the Business Combination Agreement will not survive the Closing. In addition, the parties to the Business Combination Agreement agreed to be bound by certain customary covenants for transactions of this type/ All of the above is as spelled out in the Business Combination Agreement

Conditions to Each Party’s Obligations

Under the Business Combination Agreement, the obligations of the parties (or, in some cases, some of the parties) to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, all as spelled out in the Business Combination Agreement.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including, among other things: (i) by mutual written consent of both the Company and the SPAC at any time; (ii) by the Company or the SPAC, if the Closing shall not have occurred by November 27, 2026, the date that is six months after the date of the Business Combination Agreement (the “Agreement End Date”); provided, that neither the Company nor the SPAC may terminate the Business Combination Agreement if it is in material breach of any of its obligations set forth in the Business Combination Agreement all as spelled out in the Business Combination Agreement.

The foregoing description of the Business Combination Agreement and the Business Combination does not purport to be complete and is qualified in its entirety by the terms and conditions of the Business Combination Agreement, a copy of which is attached to the Form 8-K as Exhibit 2.1 filed with the Securities and Exchange Commission as of May 27, 2026.

Other Agreements

Concurrently with the execution of the Business Combination Agreement, the SPAC and the Company have entered into certain other agreements, including the following: a Sponsor Support Agreement, a CompanyShareholder Support Agreement, Lock-Up Arrangements, a PIPE Subscription Agreement, a Registration Rights Agreement, Non-Redemption Agreements between the SPAC, the Company, the Sponsor and certain shareholders of the SPAC and a Warrant Termination and Adoption Agreement.

The foregoing listing of Related Agreement is qualified in its entirety by the terms and conditions of the underlying agreements a copy of which are filed as Exhibits to the Form 8-K filed with the Securities and Exchange Commission as of May 27, 2026 Company.

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

General and administrative costs and loss from operations – For the three and six months ended June 30, 2026, we incurred general and administrative costs of approximately $5,216,000 and $6,367,000, respectively, consisting of costs associate with our search for and closing of a business combination of approximately $4,869,000 and $5,657,000, respectively, costs associated with our public reporting, listing, and insurance of approximately $92,000 and $200,000 respectively, approximately $120,000 and $240,000, respectively, of costs charged by our Sponsor for office space, utilities and secretarial and administrative support and approximately $135,000 and $270,000, respectively, for management compensation that is deferred for payment until the closing of a business combination.

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

Other income – For the three and six months ended June 30, 2026, other income totaled approximately $1,871,000 and $3,726,000, respectively, primarily resulting from interest earned on the assets in the trust account.

For the three and six months ended June 30, 2025, other income totaled approximately $2,157,000 and $2,817,000, respectively, primarily resulting from interest earned on the assets in the trust account.

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

As of June 30, 2026, we had cash held in Trust Account of $212,934,000 to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, NewHold had approximately $364,000 in cash and approximately $6,272,000 of negative working capital (which includes deferred compensation of approximately $723,000 that is not payable until the closing of a business combination). Further, NewHold has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions indicate that NewHold may need additional working capital. In addition, if NewHold cannot complete a business combination before March 3, 2027, it could be forced to wind up its operations and liquidate unless it obtains shareholder approval to extend the date on which it must complete its initial business combination. In connection with NewHold’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2026, NewHold has concluded that these conditions raise substantial doubt about its ability to continue as a going concern for a period of one year after the date that the financial statements are issued. NewHold’s plan to deal with this uncertainty is to work closely with vendors and service providers to preserve cash, to raise cash through additional working capital loans from its Sponsor and/or external financing sources to the extent necessary and to complete a business combination prior to the time required for completion in March 2027. There is no assurance that the NewHold’s plans to consummate a business combination, work with creditors to preserve cash and to receive loans, if available, from its Sponsor and/or external financing sources will be successful or successful within the required timeframe. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Off-balance sheet financing arrangements

As of June 30, 2026, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

As of June 30, 2026, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Administrative Support Agreement

In connection with the Initial Public Offering and commencing on the date on which the securities are first listed on the Nasdaq Global Market February 27, 2025, we entered into an Administrative Support Agreement with an affiliate of our Sponsor pursuant to which NewHold pays such affiliate $40,000 per month for office space, utilities and secretarial and administrative support.

Executive Officer Compensation

Also, commencing on the date on which the securities are first listed on the Nasdaq Global Market, on February 27, 2025, NewHold agreed to compensate each of its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer $15,000 per month for their services prior to the consummation of NewHold’s initial Business Combination, all of which would be payable upon the completion of NewHold’s initial Business Combination. The total amount accrued for deferred compensation aggregated approximately $723,000 and $453,000, respectively, at June 30, 2026 and December 31, 2025. See also above for cash compensation paid to certain officers as part of the Administrative Services Agreement above.

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

Management does not believe that NewHold has any critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)	During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of May 26, 2026, by and among NewHold Investment Corp III, newcleo 1 Ltd., newcleo 2 Ltd. and NewCleo Ltd.(1)
10.1	Sponsor Support Agreement, dated as of May 26, 2026, by and among NewHold Industrial Technology III LLC, NewHold Investment Corp III, NewCleo Ltd. and the directors and officers of the SPAC set forth on Schedule A thereto(1)
10.2	Company Shareholder Support Agreement, dated as of May 26, 2026, by and among NewHold Investment Corp III, NewCleo Ltd. and the shareholders of the Company set forth on Schedule A thereto(1)
10.3	Form of PIPE Subscription Agreement(1)
10.4	Form of Registration Rights Agreement by and among NewHold Investment Corp III, NewHold Industrial Technology III LLC, NewCleo Ltd. and each of the undersigned holders listed on the signature pages thereto(1)
10.5	Form of Non-Redemption Agreement(1)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 27,2026.

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWHOLD INVESTMENT CORP III

Dated: August 12, 2026	By:	/s/ Polly Schneck
	Name:	Polly Schneck
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)